Form 10QSB
period 2003-02-28
IROQUOIS BIO ENERGY CO LLC
filed 2003-04-14
CIK 1177668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2003

OR

☐ Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-100692

IROQUOIS BIO-ENERGY COMPANY, LLC

(Exact name of small business issuer as specified in its charter)

Indiana	32-0008858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6317 East 181st Avenue Hebron, Indiana 46341-9302

(Address of principal executive offices)

(219) 866-5990
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

State the number of shares outstanding for each of the issuer’s classes of common equity as if the latest practicable date:  As of April 11, 2003, there were 1,875,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes    ☒  No

i

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
February 28, 2003 and
November 30, 2002

	February 28, 2003	November 30, 2002
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$494,351	$587,139
Grants receivable	0	18,875
Prepaid expenses	8,358	222
TOTAL CURRENT ASSETS	502,709	606,236

PROPERTY AND EQUIPMENT
Office equipment	7,973	4,740
Accumulated depreciation	(550)	(316)
	7,423	4,424

OTHER ASSETS
Deferred offering costs	172,874	105,385
Land earnest money	50,000	50,000
	222,874	155,385

TOTAL ASSETS	$733,006	$766,045

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$83,519	$52,398
Payroll taxes payable	1,168	2,803
Other accrued liabilities	1,988	773
TOTAL CURRENT LIABILITIES	86,675	55,974

MEMBERS’ EQUITY	646,331	710,071

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$733,006	$766,045

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF OPERATIONS
Three Months Ended February 28, 2003 and
Three Months Ended February 28, 2002 and
Period from Date of Inception to February 28, 2003

	Three Months Ended 2/28/03	Three Months Ended 2/28/02	Date of Inception to 2/28/03
	Unaudited	Unaudited	Unaudited
REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional and consulting fees	24,792	12,275	164,533
Project coordination and development	59,984	0	114,384
General and administrative	2,055	3,519	96,676

OPERATING LOSS	86,831	15,794	375,593

OTHER INCOME
Grant income	21,082	0	39,956
Miscellaneous income	0	0	24,265
Interest	2,009	527	10,643
	23,091	527	74,864

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(63,740)	$(15,267)	$(300,729)

Loss Per Unit (1,875,000, 251,633 and 240,525 weighted average units outstanding for the three months ended February 28, 2003 and 2002, and the period from inception to February 28, 2003, respectively.)

	$(0.03)	$(0.06)	$(1.25)

IROQUOIS BIO-ENERGY COMPANY, LLC
(DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
Three Months Ended February 28, 2003 and
Three Months Ended February 28, 2002 and
Period from Date of Inception to February 28, 2003

	Three Months Ended 2/28/03	Three Months Ended 2/28/02	Date of Inception to 2/28/03
	Unaudited	Unaudited	Unaudited
MEMBERS’ EQUITY - Beginning of period	$710,071	$100,767	$0

CONTRIBUTED CAPITAL - 1,875,000 units and 60,000 units (post-reorganization) at February 28, 2003 and 2002, respectively.	0	29,500	965,050

REDEMPTION - 14,000 units (post-reorganization) at February 28, 2003.	0	0	(7,000)

COST OF RAISING CAPITAL	0	0	(10,990)

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	(63,740)	(15,267)	(300,729)

MEMBERS’ EQUITY - Ending of period	$646,331	$115,000	$646,331

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF CASH FLOWS
Three Months Ended February 28, 2003 and
Three Months Ended February 28, 2002 and
Period from Date of Inception to February 28, 2003

	Three Months Ended 2/28/03	Three Months Ended 2/28/02	Date of Inception to 2/28/03
	Unaudited	Unaudited	Unaudited
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(63,740)	$(15,267)	$(300,729)
Adjustments to reconcile deficit accumulated during development stage to net cash used in operating activities
Depreciation	234	0	550
(Increase) decrease in current assets
Grants receivable	18,875	0	0
Prepaid expenses	(8,136)	0	(8,358)
Increase (decrease) in current liabilities
Accounts payable	(20,435)	0	3,579
Accrued expenses	(420)	0	3,156

NET CASH USED IN OPERATING ACTIVITIES	(73,622)	(15,267)	(301,802)

INVESTING ACTIVITIES
Purchase of office equipment	(3,233)	(4,410)	(7,973)
Payment of land earnest money	0	0	(50,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,233)	(4,410)	(57,973)

FINANCING ACTIVITIES
Contributed capital	0	29,500	965,050
Redemption of capital	0	0	(7,000)
Payments for deferred offering costs	(15,933)	0	(92,934)
Cost of raising capital	0	0	(10,990)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,933)	29,500	854,126

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(92,788)	9,823	494,351

CASH AND CASH EQUIVALENTS - beginning of period	587,139	100,767	0

CASH AND CASH EQUIVALENTS - end of period	$494,351	$110,590	$494,351

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Cost of raising capital in accounts payable	$79,940	$0	$79,940

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
February 28, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consists only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100692).

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY – Iroquois Bio-Energy Company, LLC (an Indiana limited liability development stage company) located in Hebron, Indiana was organized to pool investors to build a 40 million gallon annual production ethanol plant near Rensselaer, Indiana.  As of February 28, 2003, the company is in the development stage with its efforts being principally devoted to organizational and construction activities.  Construction is projected to begin in the year 2003.

FISCAL REPORTING PERIOD - The company has adopted a fiscal year ending November 30 for reporting financial operations.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The company maintains its accounts primarily at one financial institution.  At times throughout the year, the company’s cash and cash equivalents balance may exceed amounts insured by the Federal Deposit Insurance Corporation.  The company’s financial instruments consist primarily of cash and cash equivalents, whose fair value equals their carrying amount.

PROPERTY AND EQUIPMENT – Property and equipment is stated at the lower of cost or estimated fair value.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Office equipment                                                                                                                                                                                                     5 years

Depreciation expense for the periods ended February 28, 2003 and 2002 was $234 and $0, respectively.

DEFERRED OFFERING COSTS – The company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the new equity is available to the company, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At February 28, 2003 and 2002 the company has $172,874 and $0, respectively of costs deferred related to the offering discussed in Note B.

NON-MEMBER CONTRIBUTIONS AND GRANT – The company received certain non-recurring contributions from various local businesses and individuals in the surrounding community to assist the company in paying for its costs during the development stage.  These contributions represent unconditional transfers from non-members and do not obligate the company in any manner or give the contributors any future investment rights.  Accordingly, such non-member contributions are recognized as other income.

The company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the capital asset upon complying with the conditions of the grant.

INCOME TAXES - The company is organized as a limited liability company under state law and is treated as a partnership for federal and state income tax purposes.  In general, under this type of organization, the company’s earnings pass through to the members and are taxed at the member level.  Accordingly, no income tax provision has been included in these financial statements.

ORGANIZATIONAL COSTS AND START UP COSTS - The company expenses all organizational and start up costs as incurred.

ADVERTISING COSTS – The company expenses advertising as incurred.  Amounts expensed for the period ended February 28, 2003 and 2002 were $7,021 and $0, respectively.

COST OF RAISING CAPITAL – The cost of raising capital are the costs directly associated with successfully raising capital and these costs totaled $10,990 and $0 at February 28, 2003 and 2002, respectively.

NOTE B:  MEMBERS’ EQUITY

The company was formed on April 2, 2002 to have perpetual life.  The company was initially capitalized in April 2002 through the dissolution of Iroquois Bio-Energy Cooperative.  Immediately prior to its dissolution, the cooperative, consisting of 278 members, contributed its net assets consisting of approximately $87,000 of cash and $5,000 of equipment in exchange for 278,000 units of the company which was treated in a manner similar to pooling of interest.  The company is the successor of the cooperative.

The company was further capitalized by 110 members, contributing an aggregate of $798,500 for 1,597,000 units.  The company offered, through a private placement memorandum, a maximum of 1,600,000 units of securities at a cost of $.50 per unit for a maximum of $800,000.  Each investor was required to purchase a minimum of 5,000 units for a minimum investment of $2,500, and each investor was limited to a maximum investment of 50,000 units at a cost of $25,000.  This offering was closed and the units were issued in June 2002.  The weighted average units and loss per unit computations have been adjusted retroactively to account for this activity.

The combined statements of operations, changes in members’ equity and cash flows include the cooperative’s activity from September 8, 1995 (cooperative date of inception) to the dissolution and contribution of the cooperative’s assets to the company.

Income and losses are allocated to all members based upon their respective percentage units held.

As specified in the company’s operating agreement, the company has one class of membership units.  The company is authorized to issue up to 50,000,000 membership units, including the units discussed above.  No additional units may be issued for less than $1 per unit without the consent of a majority in interest of the members.

The company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC).  The registration statement was declared effective on February 27, 2003 for the sale of up to 25,000,000 membership units at $1 per unit.  Should the company raise the minimum of $20,000,000 through the offering, obtain sufficient debt financing from a lender and execute a design build agreement for the construction of the ethanol plant by April 30, 2003, subject to extension to no later than September 30, 2003, they will be able to close on the offering.  If the company is unable to close on the offering by April 30, 2003, subject to extension to no later than September 30, 2003, the capital raised through the offering will be returned to the respective investors without interest.

NOTE C:  RELATED PARTY TRANSACTIONS

Effective May 1, 2002, the company began compensating officers who are also members of the board of managers and members, at the rate of $15 per hour for their time spent on company business.  Additionally, board members will receive $50 per meeting with a maximum of $100 per month for board meetings attended.  For the period ended February 28, 2003, the company paid approximately $2,650 to the board members for attending board meetings.  For the period from inception to February 28, 2003, the company has paid board members a total of $5,850.

NOTE D:  COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $57.9 million dollars.  The Company anticipates funding the development of the ethanol plant by raising equity of at least $20 million, securing financing for up to $34.1 million, and utilizing approximately a $3 million matching grant from the United States Department of Energy.  The amount of debt financing needed depends on the amount of equity raised in the offering.

The Company was awarded a $2.82 million matching grant by letter on September 27, 2002 from the United States Department of Energy and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  The majority of the grant will be used to offset the engineering costs of constructing the plant.  As of February 28, 2003, the Company received $39,957 of this grant.

The Company has signed a letter of intent with an unrelated entity to provide a scope document, conceptual budget, construction timeline and certain preliminary engineering work for approximately $60,000.  This fee will be applied to the total construction cost of the ethanol plant if the Company enters into a formal design-build agreement with this unrelated entity.  As of February 28, 2003, a formal design-build agreement has not been reached, and is currently being negotiated.

In March 2002, the Company hired a project manager at a contracted price of $1,800 per month for the term of six months.  The Company has paid the project manager approximately $7,400 under this contract.  The Company entered into an employment contract with this project manager, from June 1, 2002 through June 2004, which provides for a base salary, certain employee benefits, and a provision for incentive pay.

The Company had entered into a contract to purchase approximately 346 acres of land for approximately $1,370,000.  The Company deposited $50,000 of earnest money with an unrelated party.  This contract gave the Company until March 25, 2003, in which to inspect the land and, if unsatisfied with the land for any reason or if other conditions were not satisfied, to terminate the contract by written notice without obligation and receive a full refund of the earnest money deposit.  On March 20, 2003 the company terminated the contract and received the full amount of the deposit with interest.

On March 31, 2003, the company entered into a contract with a member, who is a manager, and his family to purchase approximately 68.9 acres of land for approximately $413,400.  The company deposited $5,000 of earnest money with an unrelated party.  The deposit gives the company until September 30, 2003 to exercise this option at which time the option will expire, unless extended by mutual agreement of the parties.  In the event the buyer fails to close on the property after certain conditions are met, the seller may retain one half of the down payment, $2,500.

The option is contingent on the site being rezoned for industrial use.  An environmental assessment of the aforementioned land has revealed approximately ten acres of the eastern portion of the site was used for land application of grease trap/septic system wastes and a composite soil sample indicates the detection of several metals, although the level of the metals detected were below the cleanup levels for such metals in residential and industrial areas.  In addition, a water well may be present on the site and may need to be properly sealed.  Management does not believe the costs associated with these issues will be material but is unable to ascertain its ultimate impact.

Item 2.                                                           Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100692) and appearing elsewhere in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in development stage. We plan to build a corn-based ethanol plant that will produce ethanol, distillers grains and carbon dioxide. The ethanol plant is expected to process approximately 14,300,000 bushels of corn per year into 40,000,000 gallons of denatured fuel grade ethanol, which we intend to sell throughout the nation. We also intend to produce approximately 109,000 tons of carbon dioxide and approximately 120,000 tons of distillers grains annually.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-100692), as amended, with the Securities and Exchange Commission, which became effective on February 27, 2003 (the “Registration Statement”) for an initial public offering of our units (the “Offering”).  Depending on the results of the Offering, we expect that the project will cost approximately $57,861,000 to $58,036,000. We have raised approximately $947,000 in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing. We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our grant proceeds.  We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 months from the date we close the Offering to construct the ethanol plant and commence start-up operations. We do not intend to hire a sales staff to market our products. We plan to engage third party distributors to market or purchase our ethanol and distillers grains. We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol or distillers grains. We plan to pay commissions or fees to distributors to market our products. We intend to sell our carbon dioxide to a third party processor who may build a processing facility next to our ethanol plant. We are currently negotiating with third party processors, but have not executed any agreement with any processor. We intend to hire staff only to operate our ethanol plant and manage our business.

We have adopted a fiscal year that ends on November 30 of each year.

Site Selection

We intend to build the ethanol plant near Rensselaer, Indiana. We had previously entered into a purchase agreement giving us the option to purchase a 346 acre site for the ethanol plant, but have since terminated that agreement pursuant to our termination rights under the agreement.  On March 31, 2003, we entered into an option agreement to purchase an approximately 69 acre site located a few miles outside of Rensselaer near the prior site.  This 69 acre site is owned by Mr. Mark D. Wuethrich, one of our managers, and other members of his family.  Mr. Wuethrich’s family has owned this site since the early 1970’s.

Under the option agreement, we have until September 30, 2003, to elect to purchase the site.  We have paid $5,000 in earnest money towards the $413,400 purchase price.  The option is contingent on the site being rezoned for industrial use.  We will be responsible for any environmental, septic or other liabilities related to the site.  We have completed a site survey and a Phase I Environmental Site Assessment. The Phase I Environmental Site Assessment revealed the following:

•                  Approximately 10 acres of the eastern portion of the site was used for land application of grease trap/septic system wastes and a composite soil sample indicated the detection of several metals (cadmium, chromium, copper, lead, mercury and zinc), although the level of the metals detected are below the cleanup levels for such metals in residential and industrial areas; and

•                  A water well may be present on the site and may need to be properly sealed.

The Phase I Environmental Site Assessment examined evidence of certain environmental concerns relating to the site. However, it does not purport to reveal all possible environmental issues and we may later encounter other environmental deficiencies that could increase the cost of the project.

We may modify or change the location of the ethanol plant if we are unable to close on this site, if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services at this site, or cannot obtain them at a reasonable cost. Changing the location of the ethanol plant may increase the cost of the project and delay construction and start-up operation of the ethanol plant.

We are currently negotiating with Dilling Mechanical Contractors Inc. on a design-build contract to construct our ethanol plant. Based on Dilling Mechanical’s scope document and a guaranteed maximum price proposal, we expect that Dilling Mechanical will be responsible for necessary site preparations and the installation of rail switches and up to 3,500 feet of rail track connecting the ethanol plant to the nearest mainline rail system. However, we will be responsible for running natural gas and electrical lines from the nearest distribution or service line to the site. We expect that as part of our service agreement with the utility service providers we engage, the utility service providers will construct the necessary gas and electrical infrastructure. However, we have no agreements for any of these services.  We expect to drill wells on the site to supply both our process water and sanitary water needs. Based on the scope document and guaranteed maximum price proposal, we expect that Dilling Mechanical will be responsible for building all of the water infrastructure required at the site.

Plan of Operation to Start-up of the Ethanol Plant

If we close on the debt financing that we need and complete the Offering, we plan to spend the following 14 months designing, developing and constructing the ethanol plant. We expect to have sufficient cash on hand to cover our costs through start-up operations. We expect that we will have sufficient cash on hand to cover development costs, including, but not limited to, installation of utilities, construction, equipment acquisition, and other expenses. In addition, we expect to have sufficient cash on hand to cover our operating and administrative costs, such as raw materials, personnel, general and administrative expenses, and legal and accounting fees for the first few weeks of operations until we begin collecting payment for the ethanol, distillers grains and carbon dioxide we expect to produce and sell.

We have applied for and been awarded a grant for up to $2,820,000 from the United States Department of Energy. This is a matching grant, which means that the Department of Energy will match each dollar that we spend on the ethanol plant, up to a maximum of $2,820,000. We must use the matching funds for other qualified expenses relating to the project. Accordingly, to receive the entire $2,820,000, we must spend at least $5,640,000 on qualified expenditures relating to the development of our proposed ethanol plant. Under the terms of the grant, we may use grant proceeds to pay for qualified expenditures, including, among others, personnel, travel, engineering and financing costs. However, we may not use any grant proceeds for construction or to purchase ethanol production equipment. Under the grant, the Department of Energy will reimburse us for qualified expenditures as they are incurred.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The following schedule is based on numerous assumptions, including, among other things, that we receive the entire $2,820,000 from the Department of Energy grant. The amounts set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and appearing elsewhere in this report.

Sources of Funds:

	Minimum	Maximum
Equity(1)	$20,000,000	$25,000,000
Seed Capital(2)	947,000	947,000
Debt Financing	34,094,000	29,269,000
U.S. Department of Energy Grant	2,820,000	2,820,000

Total Sources of Funds	$57,861,000	$58,036,000

Uses of Funds:

	Minimum	Maximum
Plant Construction and Site Infrastructure and Development	$47,994,000	$47,994,000
Construction Contingency	732,000	732,000
Site Acquisition(3)	1,370,000	1,370,000
Construction Insurance Cost	100,000	100,000
Organizational Costs	100,000	100,000
Permits	150,000	150,000
Offering Expenses(4)	350,000	350,000
Underwriters’ Commissions(5)	700,000	1,050,000
Capitalized Interest(6)	800,000	700,000

Financing Costs:
Lender Fee	555,000	480,000
Legal Fees	45,000	45,000
Commitment Fees	25,000	25,000
Miscellaneous Expenses	25,000	25,000

Start Up Costs:
Preproduction Period Costs(7)	725,000	725,000
Insurance Costs	25,000	25,000
Inventory—Corn	900,000	900,000
Inventory—Hedged Corn	330,000	330,000
Inventory—Chemicals, Yeast, Denaturant	350,000	350,000
Inventory—Ethanol	750,000	750,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	500,000	500,000
Working Capital	1,085,000	1,085,000

Total Uses of Funds	$57,861,000	$58,036,000

(1)         Assumes the sale in the Offering of an aggregate of 20,000,000 units if the minimum amount is sold and an aggregate of 25,000,000 units if the maximum is sold.

(2)         Includes approximately $160,000 of membership fees and approximately $798,000 of seed capital previously raised, less the cost of raising capital of approximately $11,000.

(3)         This site acquisition cost was based upon our now terminated purchase agreement for the prior 346 acre site.  We have now entered into an option agreement for the purchase of an approximately 69 acre site for $413,400.  If we go forward with the 69 acre site, we intend to allocate the expected $956,600 in site acquisition savings to site infrastructure and development costs that we are responsible for under the design build agreement, and the remainder to construction contingency.

(4)         Does not include any reasonable and customary expenses incurred by one or more broker-dealers in the Offering for which we may agree to reimburse them.

(5)         Assumes that we engage one or more broker-dealers in the Offering to act as underwriters to sell 10,000,000 units if the minimum amount is sold, or 15,000,000 units if the maximum is sold, and we pay them a fee equal to 7% of the offering price per unit.

(6)           Net of interest income earned on offering proceeds.

(7)         Includes officers’ salary and compensation and managers’ per diem fees of $83,750 as of February 28, 2003, plus estimated salary and compensation and managers’ per diem fees from March 1, 2003 to start up of the ethanol plant of approximately $123,667.

We estimate that costs relating to the Offering will total approximately $350,000.  We estimate that our financing cost for our debt financing will total approximately $650,000 if the minimum number of units offered is sold, and approximately $575,000 if the maximum is sold. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees. Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest will total approximately $800,000 if the minimum number of units offered is sold and $700,000 if the maximum is sold. We also expect that it will cost us approximately $150,000 to procure necessary permits. We have spent approximately $100,000 to organize our limited liability company, including legal, accounting and related expenses. We also plan to spend approximately $100,000 on construction insurance. If we engage the services of one or more broker-dealers to help us offer and sell the units in the Offering, we anticipate paying them commissions of up to 7% of the offering price per unit for sales made through the broker-dealers.

We expect to spend the majority of our funds, approximately $50,000,000, on site acquisition, site preparation, design, engineering and construction of the ethanol plant, site infrastructure, and equipment. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Based upon the scope document and guaranteed maximum price proposal we received from Dilling Mechanical, we expect that Dilling Mechanical will handle site preparation and infrastructure, construction, equipment purchases and installation. We plan to make monthly progress payments based on the work completed and invoiced to us by Dilling Mechanical. If we successfully construct the ethanol plant, we anticipate spending approximately $3,800,000 on start-up costs. These include costs to procure spare parts, corn, chemicals, yeast and other supplies, and other preproduction costs. We estimate that we will spend approximately $25,000 on managers and officers’ insurance, general commercial liability insurance, and workers’ compensation insurance for our business. We also plan to have approximately $1,085,000 of cash on hand to fund other working capital needs.

Administration

We currently do not have a full-time office staff and do not expect to hire a full-time office staff until the ethanol plant is near completion. Until then, we are dependent entirely on our Assistant Vice President—Chief Operating Officer, our part-time officers and the board of managers to act as our on-site construction manager and to maintain our books and records. These individuals are responsible for complying with the rules and regulations promulgated under the Securities and Exchange Act of 1934 concerning the maintenance of accurate books and records, and the timely submission of periodic reports and other requirements with the Securities and Exchange Commission.

Operating Expenses

When the ethanol plant nears completion, we expect to incur various operating expenses, such as supplies, utilities and salaries for administration and production personnel. Along with operating expenses, we anticipate that we will have significant expenses relating to financing and interest. We have allocated funds in our capital structure for these expenses, but cannot assure you that the funds allocated will be sufficient to cover these expenses. We may need additional funding to cover these costs if sufficient funds are not available or if costs are higher than expected.

Employees

Upon completion of the ethanol plant, we expect to have approximately 32 employees, including 25 in ethanol production operations, and seven in general management and administration. We will not maintain an internal sales organization. We anticipate that we will need the following personnel to operate the ethanol plant and manage our business:

Position	# of Employees
General Manager	1
Plant Manager	1
Controller/Book Keeper	1
Commodity Specialist/Purchasing Manager	1
Team Leaders/Supervisors	4
General Plant Operations Personnel	14
Utilities, Maintenance and Safety Manager	1
Boiler Operator	1
Maintenance Personnel and Technicians	5
Lab Manager	1
Lab Technician	1
Office Staff	1

Total	32

Currently, we are relying on our Assistant Vice President—Chief Operating Officer, Mr. Keith A. Gibson, to act as our general manager and manage our day-to-day operations. Mr. Gibson is an engineer whose experience includes serving as a Project Engineering Manager with a manufacturer of water treatment chemicals, as Vice President and Plant Manager with a manufacturer of animal feed supplements and metal additives, and as Operations Superintendent with a manufacturer of diversified propellant products. In addition, when the ethanol plant nears completion, we intend to hire a plant manager and other personnel with experience in the ethanol industry to help manage our operations.

Liquidity and Capital Resources

As of February 28, 2003, we had cash and cash equivalents of $494,351 and total assets of $733,006. Our total assets include $172,874 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a total of $947,060 in seed capital, which we have used to fund our organization and operation to date. As of February 28, 2003, we had current liabilities of $86,675, which consists primarily of our accounts payable. Since our inception through February 28, 2003, we have an accumulated deficit of $300,729. Total members’ equity as of February 28, 2003 was $646,331. Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost a total of approximately $57,861,000 to $58,036,000. We plan to finance the project with seed capital, proceeds from the Offering, a grant from the United States Department of Energy and debt financing. We have applied for and have been awarded a grant for up to $2,820,000 from the Department of Energy for the development of our ethanol plant. The amount of debt financing that we need depends on the results of the Offering and whether we receive all of our anticipated grant proceeds. If we receive all of the proceeds from our United States Department of Energy grant, we anticipate that we will need approximately $34,094,000 in debt financing if we raise the minimum amount offered in the Offering, and approximately $29,269,000 if we raise the maximum amount offered. The amount of debt financing we need may decrease if we receive additional grants. We have no commitments for the debt financing that we need or for any additional grants. Completion of the proposed ethanol plant depends on our ability to close on our debt financing and satisfy all conditions to breaking escrow and closing on the Offering.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, which means that we will not make any payment on the loan until we construct the ethanol plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

We are also exploring the possibility of securing a portion of the debt financing that we need through tax exempt revenue bonds. Tax exempt revenue bonds may be available if issued pursuant to the Internal Revenue Code and to the extent that proceeds are used to fund eligible expenditures (such as solid waste equipment and processes). If any bonds are issued, we would need to repay the principal, along with accrued interest, over a yet to be determined period to be set forth in the bond. We believe that interest on the bonds may be at a rate that is less than market rate because the bonds are tax exempt. However, if the bonds lose their exempt status, then the applicable interest may increase to market rate. We have no commitments for the issuance of tax exempt revenue bonds and cannot assure you that we will be able to secure any debt financing through tax exempt revenue bonds.

If we decide to complete the purchase of our site prior to our breaking escrow and completing the Offering, it may be necessary for us to secure interim bridge financing from one or more lenders or from our selected design-build contractor, Dilling Mechanical. We currently have no commitment for this financing.

Item 3:                                                          Controls and Procedures.

(a)                                  Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Michael J. Aylesworth, and our Treasurer (the principal financial officer), Kenneth L. Torbet, have reviewed our disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to us is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.      OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

None.

Item 2.                                                           Changes in Securities.

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-100692) effective on February 27, 2003.  We commenced our initial public offering of our units on February 28, 2003.  We have not closed the Offering and are continuing to offer the units. Our officers and managers are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or managers any compensation for services related to the offer or sale of the units.  We may also hire one or more broker-dealers to serve as underwriter and offer and sell the units on a best efforts basis.

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit. We intend to close the Offering on April 30, 2003, subject to extension to no later than September 30, 2003.  As of April 10, 2003, we have received subscriptions for approximately 393,000 units, or an aggregate of $393,000 of subscription payments. We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed. We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                  We receive and accept subscriptions for at least the minimum amount offered;

•                  We close on $29,269,000 to $34,094,000 of debt financing, less any additional grants we may receive; and

•                  We execute a design-build agreement for the construction and operation of our proposed ethanol plant.

From February 27 (the effective date of the registration statement) to February 28, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, expenses paid to or for underwriters, or other expenses.  From February 27, 2003 (the effective date of the registration statement) to February 28, 2003, we did not receive or use any net offering proceeds.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                                           Other Information.

Under our First Amended and Restated Operating Agreement, if a board seat becomes vacant (whether by reason of an increase in the number of managers or by reason of a vacancy in an existing manager seat), the board of managers may appoint a new manager to fill the vacancy until the next annual or special meeting of the members held for the purpose of electing managers.  On March 3, 2003, the Board of Managers appointed Mr. Harold O. Fritz to fill a vacant board seat.  Mr. Fritz will serve until the 2004 annual meeting of the members, at which time his board seat will be up for election by the members.

Mr. Harold O. Fritz currently serves as an advisor and consultant to a farming and grain elevator business in Rensselaer, Indiana.  Prior to retiring in 1999, he served as a general manager for Cargill, Inc. and was responsible for supplying products to the aluminum recycling industry.  Prior to that, from 1985 to 1995, he served as Eastern Regional Marketing Manager for Cargill’s fertilizer distribution business.  From 1979 to 1985, he served as an Area Manager for Cargill and was responsible for merchandizing grain from various facilities.  Mr. Fritz’s business experiences also includes serving on the Board of Directors of the National Grain and Feed Association from 1975 to 1976 and serving on the Board of Directors of the Indiana Grain and Feed Dealers Association in 1964, 1965, 1967, 1969 and 1972.

Item 6.                                                           Exhibits and Reports on Form 8-K.

(a)                                  The following exhibits are included herein:

10.1                           Site Option Agreement with Wuethrich Pork N’ Grain, Inc.

99.1                           Certificate Pursuant to 18 U.S.C. § 1350

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IROQUOIS BIO-ENERGY COMPANY, LLC

Date:	April 14, 2003	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President (Principle Executive Officer)

Date:	April 14, 2003	/s/ Kenneth L. Torbet
Kenneth L. Torbet
Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Michael J. Aylesworth, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Iroquois Bio-Energy Company, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ Michael J. Aylesworth
President

I, Kenneth L. Torbet, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Iroquois Bio-Energy Company, LLC;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 14, 2003	/s/ Kenneth L. Torbet
Treasurer