Form 10QSB
period 2003-05-31
IROQUOIS BIO ENERGY CO LLC
filed 2003-07-15
CIK 1177668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2003

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

(219) 866-5990
(Issuer’s telephone number)

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of July 11, 2003, there were 1,875,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐   Yes     ☒   No

i

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
May 31, 2003 and
November 30, 2002

	May 31, 2003	November 30, 2002
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,423	$587,139
Grants receivable	46,182	18,875
Prepaid expenses	6,216	222
TOTAL CURRENT ASSETS	304,821	606,236

PROPERTY AND EQUIPMENT
Office equipment	7,973	4,740
Accumulated depreciation	(945)	(316)
	7,028	4,424

OTHER ASSETS
Deferred offering costs	298,030	105,385
Land option	5,000	50,000
	303,030	155,385

TOTAL ASSETS	$614,879	$766,045

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$75,883	$52,398
Payroll taxes payable	3,217	2,803
Other accrued liabilities	1,685	773
TOTAL CURRENT LIABILITIES	80,785	55,974

MEMBERS’ EQUITY
Member contributions, net of costs related to capital contributions, 1,875,000 units outstanding	947,060	947,060
Deficit accumulated during development stage	(412,966)	(236,989)
Total members’ equity	534,094	710,071

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$614,879	$766,045

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF OPERATIONS
Three Months Ended May 31, 2003 and
Three Months Ended May 31, 2002 and
Period from Date of Inception to May 31, 2003

	Three Months Ended 5/31/03	Three Months Ended 5/31/02	Date of Inception to 5/31/03
	Unaudited	Unaudited	Unaudited

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional and consulting fees	45,179	330	209,712
Project coordination and development	35,920	7,400	150,304
General and administrative	78,907	21,891	175,583

OPERATING LOSS	160,006	29,621	535,599

OTHER INCOME
Grant income	46,182	0	86,138
Miscellaneous income	0	0	24,265
Interest	1,587	338	12,230
	47,769	338	122,633

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(112,237)	$(29,283)	$(412,966)

Loss Per Unit (1,875,000, 282,110 and 293,810 weighted average units outstanding for the three months ended May 31, 2003 & 2002, and the period from inception to May 31, 2003, respectively.)	$(0.06)	$(0.10)	$(1.41)

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF OPERATIONS
Six Months Ended May 31, 2003 and
Six Months Ended May 31, 2002

	Six Months Ended 5/31/03	Six Months Ended 5/31/02
	Unaudited	Unaudited

REVENUES	$0	$0

OPERATING EXPENSES
Professional and consulting fees	69,971	12,605
Project coordination and development	95,904	7,400
General and administrative	80,962	25,410

OPERATING LOSS	246,837	45,415

OTHER INCOME
Grant income	67,263	0
Interest	3,597	865
	70,860	865

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	$(175,977)	$(44,550)

Loss Per Unit (1,875,000 and 267,071 weighted average units outstanding for the six months ended May 31, 2003 and 2002, respectively.)	$(0.09)	$(0.17)

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
COMBINED STATEMENTS OF CASH FLOWS
Six Months Ended May 31, 2003 and
Six Months Ended May 31, 2002 and
Period from Date of Inception to May 31, 2003

	Six Months Ended 5/31/03	Six Months Ended 5/31/02	Date of Inception to 5/31/03
	Unaudited	Unaudited	Unaudited
OPERATING ACTIVITIES
Deficit accumulated during development stage	$(175,977)	$(44,550)	$(412,966)
Adjustments to deficit accumulated during development stage
Depreciation	629	0	945
Grant income	(67,263)	0	(86,138)
(Increase) decrease in current assets
Prepaid expenses	(5,994)	0	(6,216)
Increase (decrease) in current liabilities
Accounts payable	(12,071)	0	11,943
Accrued expenses	1,326	0	4,902

NET CASH USED IN OPERATING ACTIVITIES	(259,350)	(44,550)	(487,530)

INVESTING ACTIVITIES
Purchase of office equipment	(3,233)	(4,740)	(7,973)
Payment of land earnest money	0	0	(50,000)
Refund of land earnest money	50,000	0	50,000
Purchase of land option	(5,000)	0	(5,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41,767	(4,740)	(12,973)

FINANCING ACTIVITIES
Grants receivable	39,956	0	39,956
Contributed capital	0	31,500	965,050
Redemption of capital	0	(7,000)	(7,000)
Payments for deferred offering costs	(157,089)	(10,990)	(234,090)
Cost of raising capital	0	0	(10,990)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(117,133)	13,510	752,926

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(334,716)	(35,780)	252,423

CASH AND CASH EQUIVALENTS - beginning of period	587,139	100,767

CASH AND CASH EQUIVALENTS - end of period	$252,423	$64,987	$252,423

SUPPLEMENTAL DISCLOSURE ON NONCASH INVESTING AND FINANCING ACTIVITIES

Deffered offering costs in accounts payable	$63,940	$0	$63,940

IROQUOIS BIO-ENERGY COMPANY, LLC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
May 31, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustment made to these statements consists only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100692).

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY – Iroquois Bio-Energy Company, LLC (an Indiana limited liability development stage company) located in Hebron, Indiana was organized to pool investors to build a 40 million gallon annual production ethanol plant near Rensselaer, Indiana.  As of May 31, 2003, the company is in the development stage with its efforts being principally devoted to organizational and construction activities.  Construction is projected to begin in the year 2003.

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

DEFERRED OFFERING COSTS – The company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the new equity is available to the company, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At May 31, 2003, the company had $298,030 of costs deferred related to the registered offering discussed in Note B.

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

INCOME TAXES - The company is organized as a limited liability company under state law and is treated as a partnership for federal and state tax purposes.  In general, under this type of organization, the company’s earnings pass through to the members and are taxed at the member level.  Accordingly, no income tax provision has been calculated.

ORGANIZATIONAL COSTS AND START UP COSTS - The company expenses all organizational and start up costs as incurred.

COST OF RAISING CAPITAL – The cost of raising capital are the costs directly associated with successfully raising capital and these costs totaled $10,990 at May 31, 2003.

NOTE B:  MEMBERS’ EQUITY

The company was formed on April 2, 2002 to have perpetual life.  The company was initially capitalized in April 2002 through the dissolution of Iroquois Bio-Energy Cooperative.  Immediately prior to its dissolution, the cooperative, consisting of 278 members, contributed its net assets consisting of approximately $87,000 of cash and $5,000 of equipment in exchange for 278,000 units of the company, which was treated in a manner similar to pooling of interest.  The company is the successor of the cooperative.

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

The combined statements of operations and cash flows include the cooperative’s activity from September 8, 1995 (cooperative date of inception) to the dissolution and contribution of the cooperative’s assets to the company.

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

The company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC).  The registration statement was declared effective on February 27, 2003 for the sale of up to 25,000,000 membership units at $1 per unit.  Should the company raise the minimum of $20,000,000 through the offering, obtain sufficient debt financing from a lender and execute a design build agreement for the construction of the ethanol plant by September 1, 2003, subject to extension to no later than September 30, 2003, they will be able to close on the offering.  If the company is unable to close on the offering by September 1, 2003, subject to extension no later than September 30, 2003, the capital raised through the offering will be returned to the respective investors without interest.

NOTE C:  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to approximate $57.9 million dollars.  The company anticipates funding the development of the ethanol plant by raising equity of at least $20 million, securing financing for up to approximately $34.1 million, and utilizing up to approximately $5.7 million in matching grants from the United States Department of Energy.  The amount of debt financing needed depends on the amount of equity raised in the offering.

The company was awarded an approximately $2.8 million matching grant for fiscal year 2002 by letter on September 27, 2002 from the United States Department of Energy and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  The majority of the grant is expected to be used to offset the engineering costs of constructing the plant.  As of May 31, 2003, the company recognized $86,138 of this grant.  The company and the Department of Energy are currently in negotiations regarding an extension of this grant.

The United States Department of Energy notified the company of a renewal matching grant in the amount of approximately $2.9 million by letter dated May 5, 2003.  The grant funds have been appropriated, but the company and the Department of Energy are currently in negotiations regarding the terms and conditions of the grant.  The majority of the grant is expected to be used to build the plant and purchase equipment.

The company has signed a letter of intent with an unrelated entity to provide a scope document, conceptual budget, construction timeline and certain preliminary engineering work for approximately $60,000.  This fee will be applied to the total construction cost of the ethanol plant if the company enters into a formal design-build agreement with this unrelated entity.  As of May 31, 2003, a formal design-build agreement has not been reached, and is currently being negotiated.

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

On March 31, 2003, the company entered into a contract with a member who is a manager and his family to purchase approximately 68.9 acres of land for approximately $413,400.  The company deposited $5,000 of earnest money with an unrelated party.  The deposit gives the company until September 30, 2003 to exercise this option at which time the option will expire, unless extended by mutual agreement of the parties.  In the event the company fails to close on the property the seller may retain one half of the down payment, $2,500.

An environmental assessment of the aforementioned land has revealed approximately ten acres of the eastern portion of the site was used for land application of grease trap/septic system wastes and a composite soil sample indicates the detection of several metals, although the level of metals detected were below the cleanup levels for such metals in residential and industrial areas.  In addition, a water well may be present on the site and may need to be properly sealed.  Management does not believe the costs associated with these issues will be material but is unable to ascertain its ultimate impact.

The company has signed a contract with an unrelated entity to sell its entire output of CO2 gas from the production of ethanol.  Amongst other terms, the contract provides for a minimum amount of CO2 to be purchased and sold annually.  The contract states if either party is responsible for not meeting the minimum requirement, that party is liable to the other for the shortfall in quantity.

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

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-100692), as amended, with the Securities and Exchange Commission, which became effective on February 27, 2003 (the “Registration Statement”) for an initial public offering of our units (the “Offering”).  Each unit represents a pro rata ownership interest in our assets, profits, losses and distribution.  Depending on the results of the Offering, we expect that the project will cost approximately $57,861,000 to $58,036,000.  We have raised approximately $947,000 in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project.  The amount of debt financing that we need depends on the amount of equity we raise in the Offering and whether we receive all of our anticipated grant proceeds.  We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need.  If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 months from the date we close the Offering to construct the ethanol plant and commence start-up operations.  We do not intend to hire a sales staff to market our products, and intend to hire staff only to operate our ethanol plant and manage our business.  We plan to engage third party distributors to market or purchase our ethanol and distillers grains.  We have entered into discussions with third party distributors to market our ethanol, but have not executed any agreement with any distributor for our ethanol or distillers grains.  We plan to pay commissions or fees to distributors to market our products.

We have entered into an agreement to sell our raw carbon dioxide to an unrelated third party processor who intends to build a carbon dioxide processing facility next to our ethanol plant.  Under the agreement, we have agreed to sell, at cost, at least five acres of land on our site to the processor for its construction of the processing facility.  The agreement contains minimum purchase and sale requirements that subject each party to certain penalties if the party’s obligations are not satisfied.  If we begin operations but subsequently stop operating the ethanol plant within the first 10 contract years, then we must pay the processor up to $1,000,000 for the construction of the carbon dioxide facility, reduced by 10% per each previously completed contract year.  If the processor stops processing raw carbon dioxide at the processing facility, we have the right to purchase the land and buildings at an agreed upon amount.

We have adopted a fiscal year that ends on November 30 of each year.

Site Selection

We intend to build the ethanol plant near Rensselaer, Indiana.  We had previously entered into a purchase agreement giving us the option to purchase a 346 acre site for the ethanol plant, but have since terminated that agreement pursuant to our termination rights under the agreement.  On March 31, 2003, we entered into an option agreement to purchase an approximately 69 acre site located a few miles outside of Rensselaer near the prior site.  This 69 acre site is owned by Mr. Mark D. Wuethrich, one of our managers, and other members of his family.  Mr. Wuethrich’s family has owned this site since the early 1970’s.  Subsequent to our entering into the option agreement, the site was rezoned for industrial use.

Under the option agreement, we have until September 30, 2003, to elect to purchase the site.  We have paid $5,000 in earnest money towards the $413,400 purchase price.  Under the option agreement, we will be responsible for any environmental, septic or other liabilities related to the site.  We have completed a site survey and a Phase I Environmental Site Assessment.  The Phase I Environmental Site Assessment revealed the following:

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

Jasper County has granted us a 10-year real estate improvements tax abatement and a 5-year new manufacturing equipment property tax abatement.  However, these tax abatements may terminate if we do not:

•                  Make at least $4,852,858 of real estate improvements or install at least $28,970,385 of new manufacturing equipment;

•                  Retain at least 27 full-time permanent employees with average wages of $17.81 per hour (excluding benefits and overtime); or

•                  Timely pay our property taxes.

We may modify or change the location of the ethanol plant if we are unable to close on this site, if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services at this site, or cannot obtain them at a reasonable cost.  Changing the location of the ethanol plant may increase the cost of the project and delay construction and start-up operation of the ethanol plant.  Further, changing the location of the ethanol plant may result in our losing the tax abatements from Jasper County.

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

Plan of Operation to Start-up of the Ethanol Plant

If we close on the debt financing that we need and complete the Offering, we plan to spend the following 14 months designing, developing and constructing the ethanol plant.  We expect to have sufficient funds to cover our costs through start-up operations, including approximately $3,835,000 in working capital (cash, inventory and spare parts) at plant start-up and $330,000 for corn hedging activities prior to plant start-up.  We anticipate using our cash to cover, among other things, development costs, such as installation of utilities, construction, equipment acquisition, and other expenses.  We expect to also use our cash to cover our operating and administrative costs, such as raw materials, personnel, general and administrative expenses, and legal and accounting fees.

We have been awarded a grant for up to $2,820,000 from the United States Department of Energy for the federal government’s fiscal year 2002, which ends September 30, 2003.  We expect to receive an extension of this grant for fiscal year 2003 from the Department of Energy, and we are currently negotiating the terms of this extension.  This is a matching grant, which means that the Department of Energy will match each dollar that we spend on qualified expenditures related to the ethanol plant project, up to a maximum of $2,820,000.  We must use the matching funds for other qualified expenditures relating to the project.  Under the terms of this grant, qualified expenditures include, among other things, personnel, travel, engineering and financing costs.  However, we may not use these grant proceeds for construction or to purchase ethanol production equipment.  Under the grant, the Department of Energy will reimburse us for qualified expenditures as they are incurred.

In addition, funding for a renewal grant for us for up to $2,889,000 has been earmarked in the fiscal year 2003 Congressional appropriation conference report.  We expect to receive an award for the renewal grant from the Department of Energy, and we are currently negotiating the terms and conditions of the renewal grant.  We anticipate that the renewal grant will have terms and conditions similar to those of the original grant, except that we expect to be able to treat construction and equipment expenditures as qualified expenditures with respect to the renewal grant.  Assuming the Department of Energy extends the original grant and awards us the renewal grant, we anticipate being eligible to receive a total of $5,709,000 from both grants, assuming we spend at least $11,418,000 on qualified expenditures and comply with the other terms and conditions of each grant.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations.  The following schedule is based on numerous assumptions, including, among other things, that we receive our anticipated grant proceeds.  The amounts set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and appearing elsewhere in this report.

Sources of Funds:

	Minimum	Maximum
Equity(1)	$20,000,000	$25,000,000
Seed Capital(2)	947,000	947,000
Debt Financing	34,094,000	29,269,000
U.S. Department of Energy Grant (3)	2,820,000	2,820,000

Total Sources of Funds	$57,861,000	$58,036,000

Uses of Funds:

	Minimum	Maximum
Plant Construction and Site Infrastructure and Development	$47,994,000	$47,994,000
Construction Contingency	732,000	732,000
Site Acquisition(4)	1,370,000	1,370,000
Construction Insurance Cost	100,000	100,000
Organizational Costs	100,000	100,000
Permits	150,000	150,000
Offering Expenses(5)	350,000	350,000
Underwriters’ Commissions(6)	700,000	1,050,000
Capitalized Interest(7)	800,000	700,000

Financing Costs:
Lender Fee	555,000	480,000
Legal Fees	45,000	45,000
Commitment Fees	25,000	25,000
Miscellaneous Expenses	25,000	25,000

Start Up Costs:
Preproduction Period Costs(8)	725,000	725,000
Insurance Costs	25,000	25,000
Inventory—Corn	900,000	900,000
Inventory—Hedged Corn	330,000	330,000
Inventory—Chemicals, Yeast, Denaturant	350,000	350,000
Inventory—Ethanol	750,000	750,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	500,000	500,000
Working Capital	1,085,000	1,085,000

Total Uses of Funds	$57,861,000	$58,036,000

(1)         Assumes the sale in the Offering of an aggregate of 20,000,000 units if the minimum amount is sold and an aggregate of 25,000,000 units if the maximum amount is sold.

(2)         Includes approximately $160,000 of membership fees and approximately $798,000 of seed capital previously raised, less the cost of raising capital of approximately $11,000.

(3)         Funding for a renewal grant for up to $2,889,000 has been earmarked in the fiscal year 2003 Congressional appropriation conference report.  If we receive the renewal grant, the amount of debt financing that we would need may decrease.

(4)      This site acquisition cost was based upon our now terminated purchase agreement for the prior 346 acre site.  We have now entered into an option agreement for the purchase of an approximately 69 acre site for $413,400.  If we go forward with the 69 acre site, we intend to allocate the expected $956,600 in site acquisition savings to site infrastructure and development costs that we are responsible for under the design build agreement, and the remainder to construction contingency.

(5)         Does not include any reasonable and customary expenses incurred by one or more broker-dealers in the Offering for which we may agree to reimburse them.

(6)         Assumes that we engage one or more broker-dealers in the Offering to act as underwriters to sell 10,000,000 units if the minimum amount is sold, or 15,000,000 units if the maximum is sold, and we pay them a fee equal to 7% of the offering price per unit.

(7)           Net of interest income earned on offering proceeds.

(8)         Includes officers’ salary and compensation and managers’ per diem fees of $110,100 as of May 31, 2003, plus estimated salary and compensation and managers’ per diem fees from June 1, 2003 to start up of the ethanol plant of approximately $176,667.

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

We expect to spend the majority of our funds, approximately $50,000,000, on site acquisition, site preparation, design, engineering and construction of the ethanol plant, site infrastructure, and equipment.  These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities.  We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors.  Based upon the scope document and guaranteed maximum price proposal we received from Dilling Mechanical, we expect that Dilling Mechanical will handle site preparation and infrastructure, construction, equipment purchases and installation.  We plan to make monthly progress payments based on the work completed and invoiced to us by Dilling Mechanical.  We estimate that we will spend approximately $25,000 on managers’ and officers’ insurance, general commercial liability insurance, and workers’ compensation insurance for our business, approximately $330,000 for corn hedging activities and approximately $725,000 on preproduction costs, such as administrative and other expenses.  We anticipate having working capital of approximately $3,835,000 at plant start-up, consisting of approximately $2,750,000 of spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory, and $1,085,000 of cash.

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

Liquidity and Capital Resources

As of May 31, 2003, we had cash and cash equivalents of $252,423 and total assets of $614,879.  Our total assets include $298,030 of deferred offering costs relating to the Offering.  At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed.  To date, we have raised a net total of $947,060 in seed capital, which we have used to fund our organization and operation to date.  As of May 31, 2003, we had current liabilities of $80,785, which consists primarily of our accounts payable.  Since our inception through May 31, 2003, we have an accumulated deficit of $412,966.  Total members’ equity as of May 31, 2003 was $534,094.  Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering.  Depending on the results of the Offering, we believe that the project will cost a total of approximately $57,861,000 to $58,036,000.  We plan to finance the project with seed capital, proceeds from the Offering, grant proceeds and debt financing.  We have been awarded a grant for up to $2,820,000 from the Department of Energy for the federal government’s fiscal year 2002, which ends September 30, 2003.  We expect to receive an extension of this grant for fiscal year 2003.  The amount of debt financing that we need depends on the results of the Offering and the amount of grant proceeds we receive.  If we receive the full $2,820,000 in grant proceeds, we anticipate that we will need approximately $34,094,000 in debt financing if we raise the minimum amount offered in the Offering, and approximately $29,269,000 if we raise the maximum amount offered.  Funding for a renewal grant for up to $2,889,000 has been earmarked in the fiscal year 2003 Congressional appropriation conference report.  We expect to receive an award for the renewal grant from the Department of Energy.  If we receive proceeds from the renewal grant or any additional grants, the amount of debt financing that we need may decrease.  We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing.  We have no commitments for any additional grants.  Completion of the proposed ethanol plant depends, in part, on our ability to close on our debt financing and satisfy all conditions to breaking escrow and closing on the Offering.

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

PART II.     OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 2.                    Changes in Securities.

The Securities and Exchange Commission declared our Registration Statement on Form SB-2 (SEC Registration No. 333-100692) effective on February 27, 2003.  We commenced our initial public offering of our units on February 28, 2003.  We have not closed the Offering and are continuing to offer the units.  Our officers and managers are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or managers any compensation for services based on the offer or sale of the units.  We may also hire one or more broker-dealers to serve as underwriter and offer and sell the units on a best efforts basis.

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit.  We intend to close the Offering on September 1, 2003, subject to extension to no later than September 30, 2003.  As of July 10, 2003, we have received subscriptions for approximately 3,815,000 units, or an aggregate of $3,815,000 of subscription payments.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed for until we satisfy the following conditions:

•                  We receive and accept subscriptions for at least the minimum amount offered;

•                  We close on $29,269,000 to $34,094,000 of debt financing, or a lesser amount if we receive the renewal grant from the Department of Energy or any additional grants; and

•                  We execute a design-build agreement for the construction and operation of our proposed ethanol plant.

From February 27 (the effective date of the Registration Statement) to May 31, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other (and total) expenses incurred for this period for our account in connection with the issuance and distribution of the units were $125,155.

None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From February 27, 2003 (the effective date of the Registration Statement) to May 31, 2003, we did not receive or use any net offering proceeds.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

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

IROQUOIS BIO-ENERGY COMPANY, LLC

Date:	July 15, 2003	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President (Principle Executive Officer)

Date:	July 15, 2003	/s/ Kenneth L. Torbet
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

Date:	July 15, 2003	/s/ Michael J. Aylesworth
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

Date:	July 15, 2003	/s/ Kenneth L. Torbet
Treasurer