Form 10QSB
period 2003-08-31
IROQUOIS BIO ENERGY CO LLC
filed 2003-10-15
CIK 1177668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2003

OR

☐                                    Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                   to                     .

Commission file number 333-100672

IROQUOIS BIO-ENERGY COMPANY, LLC

(Exact name of small business issuer as specified in its charter)

Indiana

32-0008858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6317 East 181st Avenue
Hebron, Indiana 46341-9302

(Address of principal executive offices)

(219) 866-5990

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes       ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of October 10, 2003, there were 1,875,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

i

PART I.             FINANCIAL INFORMATION

Item 1.                    Financial Statements.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	August 31, 2003	November 30, 2002
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$120,573	$587,139
Grants receivable	169,650	18,875
Prepaid expenses	3,513	222
TOTAL CURRENT ASSETS	293,736	606,236

PROPERTY AND EQUIPMENT
Office equipment	7,973	4,740
Accumulated depreciation	(1,346)	(316)
	6,627	4,424

OTHER ASSETS
Deferred offering costs	341,514	105,385
Land option	5,000	50,000
	346,514	155,385

TOTAL ASSETS	$646,877	$766,045

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$90,154	$52,398
Payroll taxes payable	3,073	2,803
Other accrued liabilities	2,261	773
TOTAL CURRENT LIABILITIES	95,488	55,974

MEMBERS’ EQUITY
Member contributions, net of costs related to capital contributions, 1,875,000 units outstanding	947,060	947,060
Deficit accumulated during development stage	(395,671)	(236,989)
Total members’ equity	551,389	710,071

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$646,877	$766,045

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

COMBINED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Date of
	Ended	Ended	Inception to
	August 31, 2003	August 31, 2002	August 31, 2003
	Unaudited	Unaudited	Unaudited

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional and consulting fees	91,230	27,477	300,942
Project coordination and development	32,558	23,500	182,862
General and administrative	29,061	36,319	204,644

OPERATING LOSS	152,849	87,296	688,448

OTHER INCOME
Grant income	169,650	0	255,788
Miscellaneous income	0	0	24,265
Interest	494	3,787	12,724
	170,144	3,787	292,777

NET INCOME (LOSS)	$17,295	$(83,509)	$(395,671)

Income (loss) Per Unit (1,875,000, 1,717,055 and 343,731 weighted average units outstanding for the three months ended August 31, 2003 and 2002, and the period from inception to August 31, 2003, respectively.)	$0.01	$(0.05)	$(1.15)

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

COMBINED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months
	Ended	Ended
	August 31, 2003	August 31, 2002
	Unaudited	Unaudited

REVENUES	$0	$0

OPERATING EXPENSES
Professional and consulting fees	161,201	40,082
Project coordination and development	128,462	30,900
General and administrative	110,023	61,729

OPERATING LOSS	399,686	132,711

OTHER INCOME
Grant income	236,913	0
Interest	4,091	4,652
	241,004	4,652

NET LOSS	$(158,682)	$(128,059)

Loss Per Unit (1,875,000 and 748,675 weighted average units outstanding for the nine months ended August 31, 2003 and 2002, respectively.)	$(0.08)	$(0.17)

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended August 31, 2003	Nine Months Ended August 31, 2002	Date of Inception to August 31, 2003
	Unaudited	Unaudited	Unaudited
OPERATING ACTIVITIES
Net loss	$(158,682)	$(128,059)	$(395,671)
Adjustments to reconcile net loss to net cash from operations:
Depreciation	1,030	80	1,346
Grant income	(236,913)	0	(255,788)
(Increase) decrease in current assets
Prepaid expenses	(3,291)	0	(3,513)
Increase (decrease) in current liabilities
Accounts payable	29,297	0	53,311
Accrued expenses	1,758	3,223	5,334

NET CASH USED IN OPERATING ACTIVITIES	(366,801)	(124,756)	(594,981)

INVESTING ACTIVITIES
Purchase of office equipment	(3,233)	(4,740)	(7,973)
Payment of land earnest money	0	(50,000)	(50,000)
Refund of land earnest money	50,000	0	50,000
Purchase of land option	(5,000)	0	(5,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41,767	(54,740)	(12,973)

FINANCING ACTIVITIES
Proceeds from grant	86,138	0	86,138
Contributed capital	0	830,000	965,050
Redemption of capital	0	(7,000)	(7,000)
Payments for deferred offering costs	(227,670)	0	(304,671)
Cost of raising capital	0	(10,990)	(10,990)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(141,532)	812,010	728,527

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(466,566)	632,514	120,573

CASH AND CASH EQUIVALENTS — beginning of period	587,139	100,767	0

CASH AND CASH EQUIVALENTS — end of period	$120,573	$733,281	$120,573

SUPPLEMENTAL DISCLOSURE ON NONCASH INVESTING AND FINANCING ACTIVITIES

Deffered offering costs in accounts payable	$36,843	$0	$36,843

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003

The statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the financial statements for the interim period, on a basis consistent with the annual audited financial statements.  The adjustments made to these statements consists only of normal recurring adjustments.  These financial statements should be read in conjunction with the financial statements and the summary of significant accounting polices and notes thereto included in the company’s Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100672).

NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPAL BUSINESS ACTIVITY — Iroquois Bio-Energy Company, LLC (an Indiana limited liability development stage company) located in Hebron, Indiana was organized to pool investors to build a 40 million gallon annual production ethanol plant near Rensselaer, Indiana.  As of August 31, 2003, the company is in the development stage with its efforts being principally devoted to organizational and construction activities.  Construction is projected to begin in the year 2004.

FISCAL REPORTING PERIOD — The company has adopted a fiscal year ending November 30 for reporting financial operations.

USE OF ESTIMATES — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS — The company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The company maintains its accounts primarily at one financial institution.  At times throughout the year, the company’s cash and cash equivalents balance may exceed amounts insured by the Federal Deposit Insurance Corporation.  The company’s financial instruments consist primarily of cash and cash equivalents, whose fair value equals their carrying amount.

PROPERTY AND EQUIPMENT — Property and equipment is stated at the lower of cost or fair market value.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Office equipment	5 years

DEFERRED OFFERING COSTS — The company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the new equity is available to the company, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At August 31, 2003, the company had $341,514 of costs deferred related to the registered offering discussed in Note B.

NON-MEMBER CONTRIBUTIONS AND GRANTS — The company received certain non-recurring contributions from various local businesses and individuals in the surrounding community to assist the company in paying for its costs during the development stage.  These contributions represent unconditional transfers from non-members and do not obligate the company in any manner or give the contributors any future investment rights.  Accordingly, such non-member contributions are recognized as miscellaneous income.

The company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the capital asset upon complying with the conditions of the grant.

INCOME TAXES — The company is organized as a limited liability company under state law and is treated as a partnership for federal and state tax purposes.  In general, under this type of organization, the company’s earnings pass through to the members and are taxed at the member level.  Accordingly, no income tax provision has been calculated.

ORGANIZATIONAL COSTS AND START UP COSTS — The company expenses all organizational and start up costs as incurred.

COST OF RAISING CAPITAL — The cost of raising capital are the costs directly associated with successfully raising capital and these costs totaled $10,990 at August 31, 2003.

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

The company has filed a registration statement on Form SB-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”).  The registration statement was originally declared effective on February 27, 2003 for the sale of up to 25,000,000 membership units at $1 per unit.  The company subsequently amended the Registration Statement to reflect certain changes to the Registration Statement. The SEC declared the subsequently amended Registration Statement effective on September 23, 2003.   The amendment extends the offering to December 31, 2003, subject to one or more extensions to no later than June 30, 2004.  Additionally the amendment includes a provision for potential investors to purchase units by either submitting 100% of the total subscription price or 20% of the subscription price and executing a promissory note for the balance.  The payments of subscriptions will be held in escrow until the company receives and accepts  subscriptions for the minimum amount of $20,000,000 through the offering.  Should the company not raise the minimum amount by the close of the offering, all subscription payments will be promptly returned with any related interest earned after September 30, 2003.  If the company receives and accepts subscriptions for the minimum amount offered by the close of the offering, 10% of the total subscription price may be released from escrow.  Should the company subsequently not obtain sufficient debt financing from a lender and not execute a design-build agreement for the construction and operation of the ethanol plant by September 30, 2004, the company will return all subscription payments remaining in the escrow account, together with any related interest earned after September 30, 2003.

The company has also revised its estimate of total costs of the project from approximately $57.9 million to approximately $60.1 million. The company anticipates funding the development of the ethanol plant by using approximately $0.9 million of seed capital currently raised, raising equity of at least $20 million, securing debt financing of $28.575 - $33.450 million, and utilizing up to approximately $5.7 million in matching grants from the United States Department of Energy. In addition, the company incorporated the intended use of a broker to sell up to 16 - 21 million units and other changes outlined in the subsequently amended Registration Statement.

As of August 31, 2003, the company has received subscriptions for the sale of 4,068,000 units and has escrowed the $4,068,000 collected relating to the subscriptions, which are subject to certain withdrawal rights as described in the subsequently amended Registration Statement.

NOTE C:  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

The company was awarded an approximately $2.8 million matching grant for fiscal year 2002 by letter on September 27, 2002 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ends September 30, 2003 and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  As of August 31, 2003, the company recognized $255,788 of this grant as other income.  The company and the Department of Energy are currently in negotiations regarding an extension of this grant and the award of an additional grant of up to $2,889,000.  The company plans to combine these two grants.

The company has signed a letter of intent with an unrelated entity to provide a scope document, conceptual budget, construction timeline and certain preliminary engineering work for approximately $60,000.  This fee will be applied to the total construction cost of the ethanol plant if the company enters into a formal design-build agreement with this unrelated entity.  As of August 31, 2003, a formal design-build agreement has not been reached, and is currently being negotiated.

In March 2002, the company hired a project manager at a contracted price of $1,800 per month for the term of six months.  The company  paid the project manager approximately $7,400 under this contract.  The company entered into an employment contract with this project manager, from June 1, 2002 through June 2004, which provides for a base salary, certain employee benefits, and a provision for incentive pay.

The company had entered into a contract to purchase approximately 346 acres of land for approximately $1,370,000.  The company deposited $50,000 of earnest money with an unrelated party.  This contract gave the company until March 25, 2003, in which to inspect the land and, if unsatisfied with the land for any reason or if other conditions were not satisfied, to terminate the contract by written notice without obligation and receive a full refund of the earnest money deposit.  On March 20, 2003, the company terminated the contract and received the full amount of the deposit with interest.

On March 31, 2003, the company entered into a contract with a member, who is a manager, and his family to purchase approximately 68.9 acres of land for approximately $413,400.  The company deposited $5,000 of earnest money with an unrelated party.  The parties have signed a first amendment to the option to purchase real estate extending the date to March 31, 2004, at which time the offer will expire.  In the event the company fails to close on the property the seller may retain one half of the down payment, $2,500.

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

The company also entered into an agreement to sell our raw carbon dioxide to an unrelated third party processor who intends to build a carbon dioxide processing facility next to our ethanol plant. Under the agreement, we have agreed to sell, at cost, at least five acres of land on our site to the processor for its construction of the processing facility. The agreement contains minimum purchase and sale requirements that subject each party to certain penalties if the party’s obligations are not satisfied. If we begin operations but subsequently stop operating the ethanol plant within the first 10 contract years, then we must pay the processor up to $1,000,000 for the construction of the carbon dioxide facility, reduced by 10% per each previously completed contract year. If the processor stops processing raw carbon dioxide at the processing facility, we have the right to purchase the land and buildings at the greater of the highest price offered by a non-affiliated third party or the fair market value of such assets as determined by an appraisal.

In July 2003, the company executed an ethanol marketing and services agreement with an organization.  The agreement contains an exclusive right by the marketer to market all of the plant’s ethanol at available market prices. The marketer is responsible for all scheduled shipments and will review the credit worthiness of all customers and make reasonable efforts to collect customer balances.  The fees for these services will be a percentage of the net-back sales price per gallon of denatured ethanol.

In August 2003, the company entered into a consulting agreement with an unrelated party.  The company has paid the consultant a nonrefundable retainer of $20,000, and has agreed to pay if the company retains one or more suitable underwriter(s), payments of $10,000 per month commencing with the effectiveness of a post-effective amendment to the company’s registration statement naming the underwriter(s), as well as a $60,000 fee if the company retains one or more suitable underwriter(s).  The $60,000 fee is due and payable on March 31, 2004.  The company is also responsible for pre-approved, reasonable expenses not to exceed $2,000 per month.  The company may terminate this agreement upon a ten day written notice within ten days of a sixty or one hundred and twenty day right to review period.

The county of Jasper in Indiana has granted the company abatement of taxes for new manufacturing equipment and new research and development equipment.  The period of the abatement will be ten years for buildings and improvements, commencing on March 1, 2004, up to a cost of $6,066,073 and five years for new manufacturing equipment, commencing March 1, 2004, up to a cost of $36,212,981.  The abatement is contingent on the company meeting certain requirements as provided in the agreement including retaining employment of a certain number of individuals at a stipulated average salary within the estimated completion date.  If the county council terminates the economic revitalization area designation and associated tax abatement deductions, it may require the applicant to repay the county all or a portion of the tax savings received through the date of such termination.

Item 2.                    Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100672) and appearing elsewhere in this report.  We are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results, levels of activity, performance or achievements.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect.  We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a start-up company in development stage. We plan to build a corn-based ethanol processing facility that will produce ethanol, distillers grains and carbon dioxide. We plan to build our ethanol plant near Rensselaer, Indiana. The ethanol plant is expected to process approximately 14,300,000 bushels of corn per year into 40,000,000 gallons of denatured fuel grade ethanol, which we intend to sell primarily within 200 miles of the plant. We may also sell our ethanol in other markets throughout the nation. We also intend to produce approximately 109,000 tons of carbon dioxide and approximately 120,000 tons of distillers grains annually.

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-100672), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which originally became effective on February 27, 2003 for an initial public offering of our units (the “Offering”).  Each unit represents a pro rata ownership interest in our assets, profits, losses and distribution.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003.

Depending on the results of the Offering, we expect that the project will cost approximately $60,106,000 to $60,231,000. We have raised approximately $947,000 in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends in part on the amount of equity we raise in the Offering and whether we receive all of our anticipated grant proceeds. We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 months from the date we close on our debt financing to construct the ethanol plant and commence start-up operations. We do not intend to hire a sales staff to market our ethanol and distillers grains. We intend to hire staff only to operate our ethanol plant and manage our business. We have entered into discussions with prospective third party distributors for our distillers grains, but have not contracted with any distributor. We have entered into an agreement with Ethanol Products, LLC to market our ethanol. Under the agreement, Ethanol Products has exclusive rights to market all of the ethanol we produce at our proposed ethanol plant and agrees to effect the sale of our ethanol at available market prices. Ethanol Products will, among other things, market our ethanol, handle freight and shipping arrangements, review customer creditworthiness and provide us certain administrative services, such as transaction processing and inventory management. In exchange for the above services, we will pay Ethanol Products a fee equal to 1% of the net-back sales price per gallon of denatured ethanol produced at the ethanol plant. Each party has agreed to provide various indemnifications to the other party. The agreement is for a period of five years from the date we start ethanol production at the plant and will renew for additional five-year terms unless either party elects not to renew.

We have also entered into an agreement to sell our raw carbon dioxide to an unrelated third party processor who intends to build a carbon dioxide processing facility next to our ethanol plant. Under the agreement, we have agreed to sell, at cost, at least five acres of land on our site to the processor for its construction of the processing facility. The agreement contains minimum purchase and sale requirements that subject each party to certain penalties if the party’s obligations are not satisfied. If we begin operations but subsequently stop operating the ethanol plant within the first 10 contract years, then we must pay the processor up to $1,000,000 for the construction of the carbon dioxide facility, reduced by 10% per each previously completed contract year. If the processor stops processing raw carbon dioxide at the processing facility, we have the right to purchase the land and buildings at the greater of the highest price offered by a non-affiliated third party or the fair market value of such assets as determined by an appraisal.

We have adopted a fiscal year that ends on November 30 of each year.

Site Selection

We intend to build the ethanol plant near Rensselaer, Indiana. We had previously entered into a purchase agreement giving us the option to purchase a 346 acre site for the ethanol plant, but have since terminated that agreement pursuant to our termination rights under that agreement. We have since entered into an option agreement that allows us to purchase an approximately 69 acre site located a few miles outside of Rensselaer near the prior site. This 69 acre site is owned by one of our managers, Mr. Mark D. Wuethrich, and other members of his family. Mr. Wuethrich’s family has owned this site since the early 1970’s. Subsequent to our entering into the option agreement, the site was rezoned for industrial use.

Under the option agreement, we have until March 31, 2004 to elect to purchase the site. We have paid $5,000 in earnest money towards the $413,400 purchase price. When considering the 69 acre site, our board of managers considered, among other things, the following:

•      The approximate per acre purchase price of that portion of the prior site that was zoned for industrial use ($5,500 per acre) and the approximate per acre purchase price for that portion that constituted farmland ($3,000-$3,200 per acre);

•      The favorable location of the site with respect to existing gas lines, transportation infrastructure, and grain handling and storage capabilities;

•      The fact that the site consists of agricultural land with no known prior industrial activity;

•      The need to only purchase 69 acres of land rather than 346 acres; and

•      The need to drill wells for process water and install and maintain chillers and a water tank, which would not have been required at the prior site.

In addition, there are two primary natural gas pipelines (26” and 30”) running through the site that connect to a Louisiana-sourced natural gas supply. There is also a CSX rail line adjacent to the site that connects to the CSX main line rail system for the area. We believe that the existing natural gas and rail infrastructure provides our project with competitive strengths in energy and transportation costs.

We may modify or change the location of the ethanol plant if we are unable to close on this site, if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services at this site, or cannot obtain them at a reasonable cost. Changing the location of the ethanol plant may increase the cost of the project and delay construction and start-up operation of the ethanol plant. Further, changing the location of the ethanol plant may result in our losing the tax abatements from Jasper County described below.

Site Investigation and Preparation

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

We are currently negotiating with Dilling Mechanical Contractors, Inc. on a design-build contract to construct our ethanol plant. Based on Dilling Mechanical’s scope document and a guaranteed maximum price proposal, we expect that Dilling Mechanical will be responsible for certain site preparations, including, among other things, drilling water wells and installing rail switches and up to 3,500 feet of rail track connecting the ethanol plant to the CSX main line rail system. However, we will be responsible for, among other things, running electrical lines to the site and obtaining access to an adequate supply of natural gas.

Tax Abatements

Jasper County has granted us a 10-year real estate improvements tax abatement and a 5-year new manufacturing equipment property tax abatement. However, these tax abatements may terminate if we fail to do any of the following:

•                  Make at least $4,852,858 of real estate improvements or install at least $28,970,385 of new manufacturing equipment;

•                  Retain at least 27 full-time permanent employees with average wages of $17.81 per hour (excluding benefits and overtime); and

•                  Timely pay our property taxes.

Plan of Operation to Close of the Offering

Under the terms of the Offering, if we receive and accept subscriptions for the minimum amount offered, 10% of each investor’s total subscription price may be released to us from escrow, even if we have not closed on the debt financing that we need. In an effort to meet our target development schedule, we intend to use any such proceeds to accomplish some or all of the following prior to breaking escrow and completing the sale of the remaining 90% of each investor’s subscription:

•                  Purchase a site;

•                  Complete certain site and project specific pre-construction design and engineering work, such as general arrangement drawing, piping, instrumentation, manufacturing specifications and control equipment, and engineering drawings necessary to secure the regulatory permits that we need to begin construction;

•                  Complete certain site improvements, including, but not limited to, soil boring, site grading, and installation of a rough grade road; and

•                  Complete permitting for our proposed ethanol plant.

We may also pay other expenses or costs related to project development. If we do not have sufficient cash on hand or if we decide to complete the purchase of our site and begin certain site work prior to our closing on 10% of each investor’s subscription, it may be necessary for us to secure interim bridge financing from one or more unaffiliated lenders or from our selected design-build contractor, Dilling Mechanical. We currently have no commitment for this financing.

Plan of Operation to Start-up of the Ethanol Plant

If we raise the minimum amount offered in the Offering and close on the debt financing that we need, we plan to spend the following 14 months designing, developing and constructing the ethanol plant. We expect to have sufficient funds to cover our costs through start-up operations, including approximately $4,835,000 in working capital (cash, inventory and spare parts) at plant start-up and $330,000 for corn hedging activities prior to plant start-up. We anticipate using our cash to cover, among other things, development costs, such as installation of utilities, construction, equipment acquisition, and other expenses. We expect to also use our cash to cover our operating and administrative costs, such as personnel, general and administrative expenses, and legal and accounting fees.

We have been awarded a grant for up to $2,820,000 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ends September 30, 2003. In addition, funding for a renewal grant for us for up to $2,889,000 has been earmarked in the fiscal year 2003 Congressional appropriation conference report. We plan to combine these two grants and are currently negotiating the terms of the combined grant. These are matching funds, which means that the Department of Energy will match each dollar that we spend on qualified expenditures related to the ethanol plant project, up to the maximum amount awarded. We expect that under the terms of the combined grant, a portion of the funds will be available for pre-construction expenditures, including, among other things, personnel, travel, engineering and financing costs. We expect that the remainder of the funds will be available for construction-related expenditures and equipment. We expect that the Department of Energy will reimburse us for qualified expenditures as they are incurred. Assuming the Department of Energy awards us the combined grant under these terms, we anticipate being eligible to receive a total of $5,709,000, assuming we spend at least $11,418,000 on qualified expenditures and comply with the other terms and conditions of the combined grant.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The following schedule assumes that we receive the entire $5,709,000 from the Department of Energy. The amounts set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement and elsewhere in this report.

Sources of Funds:

	Minimum	Maximum
Equity	$20,000,000	$25,000,000
Seed Capital(1)	947,000	947,000
Debt Financing	33,450,000	28,575,000
U.S. Department of Energy Grant	5,709,000	5,709,000
Total Sources of Funds	$60,106,000	$60,231,000

Uses of Funds:

	Minimum	Maximum
Plant Construction and Site Infrastructure and Development	$47,994,000	$47,994,000
Construction Contingency	732,000	732,000
Site Acquisition	413,000	413,000
Utilities Access	957,000	957,000
Construction Performance Bond	720,000	720,000
Construction Insurance Cost	100,000	100,000
Organizational Costs	100,000	100,000
Financial Consulting Fees	160,000	160,000
Permits	150,000	150,000
Offering Expenses(2)	455,000	455,000
Underwriters’ Commissions(3)	960,000	1,260,000
Capitalized Interest(4)	800,000	700,000
Financing Costs:
Lender Fee	555,000	480,000
Legal Fees	45,000	45,000
Commitment Fees	25,000	25,000
Miscellaneous Expenses	25,000	25,000
Start Up Costs:
Preproduction Period Costs(5)	725,000	725,000
Insurance Costs	25,000	25,000
Inventory—Corn	900,000	900,000
Inventory—Hedged Corn	330,000	330,000
Inventory—Chemicals, Yeast, Denaturant	350,000	350,000
Inventory—Ethanol	750,000	750,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	500,000	500,000
Other Working Capital	2,085,000	2,085,000
Total Uses of Funds	$60,106,000	$60,231,000

1.              Includes approximately $160,000 of membership fees and approximately $798,000 of seed capital previously raised, less the cost of raising capital of approximately $11,000.

2.              Does not include any reasonable and customary expenses incurred by one or more broker-dealers in the Offering for which we may agree to reimburse them.

3.              Assumes that we engage one or more broker-dealers in the Offering to act as underwriters to sell 16,000,000 units if the minimum amount is sold, or 21,000,000 units if the maximum is sold, and we pay them a fee equal to 6% of the offering price per unit.

4.              Net of interest income earned on offering proceeds.

5.              Includes officers’ salary and compensation and managers’ per diem fees of $136,450 as of August 31, 2003, plus estimated salary and compensation and managers’ per diem fees from September 1, 2003 to start up of the ethanol plant of approximately $153,567.

We estimate that costs relating to the Offering will total approximately $455,000.  We estimate that our financing cost for our debt financing will total approximately $650,000 if the minimum number of units offered is sold, and approximately $575,000 if the maximum is sold. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees. Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $800,000 if the minimum number of units offered is sold and $700,000 if the maximum is sold. We also expect to spend approximately $150,000 to procure necessary permits and approximately $160,000 for financial consulting services. We have spent approximately $100,000 to organize our limited liability company, including legal, accounting and related expenses. If we engage the services of one or more broker-dealers to help us offer and sell the units in the Offering, we anticipate paying them commissions of up to 6% of the offering price per unit for sales effected through the broker-dealers.

We expect to spend the majority of our funds, approximately $50,916,000, on site acquisition, site preparation and development, design, engineering and construction of the ethanol plant, infrastructure, equipment and construction-related insurance and performance bond. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Based upon the scope document and guaranteed maximum price proposal we received from Dilling Mechanical, we expect that Dilling Mechanical will handle certain site preparation and infrastructure, construction, equipment purchases and installation. We plan to make monthly progress payments based on the work completed and invoiced to us by Dilling Mechanical. We estimate that managers’ and officers’ insurance, general commercial liability insurance, and workers’ compensation insurance for our business will be approximately $25,000. We estimate that we will need to spend approximately $330,000 for corn hedging activities and approximately $725,000 on preproduction costs, such as administrative and other expenses. We anticipate having working capital of approximately $4,835,000 at plant start-up, consisting of approximately $2,750,000 of spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory, and $2,085,000 of cash.

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

Liquidity and Capital Resources

As of August 31, 2003, we had cash and cash equivalents of $120,573 and total assets of $646,877. Our total assets include $341,514 of deferred offering costs relating to the Offering. At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed. As of August 31, 2003, we have raised a net total of $947,060 in seed capital and received $86,138 in grant proceeds, which we have used to fund our organization and operation. As of August 31, 2003, we had current liabilities of $95,488, which consist primarily of our accounts payable. Since our inception through August 31, 2003, we have an accumulated deficit of $395,671. Total members’ equity as of August 31, 2003 was $551,389. Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost approximately $60,106,000 to $60,231,000. We plan to finance the project with seed capital, proceeds from the Offering, grant proceeds and debt financing. The amount of debt financing that we need depends in part on the results of the Offering and whether we receive all of our anticipated grant proceeds. If we receive $5,709,000 in grant proceeds, we anticipate that we will need approximately $33,450,000 in debt financing if we raise the minimum amount offered in the Offering, and approximately $28,575,000 if we raise the maximum amount offered. We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing. Completion of the proposed ethanol plant depends, in part, on our ability to close on our debt financing and satisfy all other conditions to breaking escrow and close on at least the minimum amount offered.

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

We may secure up to $20,000,000 of the debt financing that we need through tax exempt revenue bonds, which would need to be supported by bank letters of credit. We currently have no commitments for these letters of credit. Tax exempt revenue bonds may be available if issued pursuant to the Internal Revenue Code and to the extent that proceeds are used to fund eligible expenditures (such as solid waste equipment and processes). If any bonds are issued, we would need to repay the principal, along with accrued interest, over a yet to be determined period to be set forth in the bond. We believe that interest on the bonds may be at a rate that is less than market rate because the bonds are tax exempt. However, if the bonds lose their exempt status, then the applicable interest may increase to market rate. We have no commitments for the issuance of tax exempt revenue bonds and cannot assure you that we will be able to secure any debt financing through tax exempt revenue bonds.

If we decide to complete the purchase of our site and begin certain site work prior to our closing on at least the minimum amount offered, it may be necessary for us to secure interim bridge financing from one or more unaffiliated lenders or from our selected design-build contractor, Dilling Mechanical. We currently have no commitment for this financing.

Item 3:                   Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures.

Our President (the principal executive officer), Michael J. Aylesworth, and our Treasurer (the principal financial officer), Kenneth L. Torbet, have evaluated our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide a reasonable level of assurance that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934 is recorded and reported within the appropriate time periods. Based upon that review, they have concluded that these controls and procedures are effective.

(b)           Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 2.                  Changes in Securities.

                (a)           None.

                (b)           None.

                (c)           None.

                (d)           The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-100672), as amended (the “Registration Statement”), effective on February 27, 2003.  We commenced our initial public offering of our units on February 28, 2003.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective, and ceased our selling efforts pending effectiveness of the subsequently amended Registration Statement.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003, and we thereupon resumed our selling efforts.  We have not closed the Offering and are continuing to offer the units.  Our officers and managers are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or managers any compensation for services based on the offer or sale of the units.  We also intend to hire one or more broker-dealers to serve as underwriter and offer and sell the units on a best efforts basis.

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit.  We intend to close the Offering on December 31, 2003, subject to one or more extensions to no later than June 30, 2004.  As of October 10, 2003, we have received subscriptions for approximately 4,068,000 units

($4,068,000), which are subject to certain withdrawal rights as described in the Registration Statement.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we do not raise the minimum amount offered by the close of the Offering, we will promptly return all subscription payments, together with any related interest earned after September 30, 2003. If we receive and accept subscriptions for the minimum amount offered by the close of the Offering, 10% of each investor’s total subscription price may be released to us from escrow. We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we satisfy the following conditions:

•                  We close on $28,575,000 to $33,450,000 of debt financing, less any additional grants we may receive;

•                  We execute a design-build agreement for the construction and operation of our proposed ethanol plant; and

•                  We are not subject to any legal orders prohibiting the Offering or our project, or orders from the Securities and Exchange Commission revoking the effectiveness of the Registration Statement.

If we do not close on our debt financing and execute a design-build agreement by September 30, 2004, we will promptly return all subscription payments remaining in the escrow account, together with any related interest earned after September 30, 2003.

From February 27, 2003 (the original effective date of the Registration Statement) to August 31, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other (and total) expenses incurred for this period for our account in connection with the issuance and distribution of the units were $43,484.  None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From February 27, 2003 to August 31, 2003, we did not receive or use any net offering proceeds.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                  Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)       The following exhibits are included herein:

4.1                                 Form of notice of Amendment No. 2 to Escrow Agreement (Incorporated herein by reference to Exhibit 4.3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

10.1                                Amendment to Site Option Agreement with Wuethrich Pork N’ Grain, Inc. (Incorporated herein by reference to Exhibit 10.3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

10.2                           Ethanol Marking and Services Agreement with Ethanol Products, LLC (Incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

10.3                           Consulting Agreement with Acala Partners, LLC (Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

31                                    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32                                    Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(b)      Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IROQUOIS BIO-ENERGY COMPANY, LLC

Date:	October 15, 2003	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President
(Principal Executive Officer)

Date:	October 15, 2003	/s/ Kenneth L. Torbet
Kenneth L. Torbet
Treasurer
(Principal Financial and Accounting Officer)