Form 10KSB
period 2003-11-30
IROQUOIS BIO ENERGY CO LLC
filed 2004-02-27
CIK 1177668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Fiscal Year Ended November 30, 2003.

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
for the Transition Period From to .

Commission File Number:  333-100672

IROQUOIS BIO-ENERGY COMPANY, LLC

(Name of small business issuer in its charter)

Indiana	32-0008858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6317 East 181st Avenue

Hebron, Indiana 43341-9302

(Address of principal executive offices and zip code)

(219) 866-5990

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Registrant’s revenues for the year ended November 30, 2003 were $0.00.

The aggregate value of the units held by non-affiliates computed according to book value was $488,560 as of November 30, 2003.  There is no established trading market for the units.

As of February 27, 2004, the Company had outstanding 1,875,000 units.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one):

☐  Yes     ☒  No

i

PART I

Item 1.        Description of Business

Our actual business operation may differ materially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in the “Risk Factors” section that follows the discussion on Management’s Plan of Operation.

We are an Indiana limited liability company formed on April 2, 2002. We were organized as a wholly owned subsidiary of Iroquois Bio-Energy Cooperative. Iroquois Bio-Energy Cooperative was organized on September 8, 1995 to explore the possibility of developing a value added enterprise that makes high quality paper from corn stalks. In 1996, the cooperative concluded that such a project was not feasible. The cooperative engaged in no activities until early 2001, when it decided to pursue the development of a corn-based ethanol plant in northwest Indiana. In 2001 and 2002, the cooperative spent a total of approximately $69,000 for consulting fees, including the preparation of a feasibility study, legal and accounting fees, and general and administrative expenses relating to the development of the ethanol plant. The cooperative never generated any revenue from operations.

On April 30, 2002, all project assets and cash of Iroquois Bio-Energy Cooperative were transferred to us as part of the reorganization of the cooperative into a limited liability company. The cooperative had no other assets or operations other than project assets relating to the proposed ethanol plant and cash. As part of this reorganization, each of the members of the cooperative became a member of our limited liability company and each received 1,000 units in exchange for the member’s cooperative membership interests. The cooperative was dissolved on April 30, 2002.

Since our formation, all of our activities have related to the development of the ethanol plant. These include engaging legal counsel and an accountant to assist us with our organization and development, and hiring consultants and an Assistant Vice President—Chief Operating Officer to help us develop the ethanol plant. We have never generated any revenue from operations. Our objective is to raise capital to develop, construct, own, and operate a 40,000,000 gallon per year dry mill ethanol plant and ethanol business near Rensselaer, Indiana. We are planning to build an ethanol plant that will have an annual capacity to process approximately 14,300,000 bushels of corn into approximately 40,000,000 gallons of ethanol. We expect that the ethanol plant will also annually produce approximately 120,000 tons of distillers grains and 109,000 tons of raw carbon dioxide.

Description of Dry Mill Process

Our proposed ethanol plant will produce ethanol, distillers grains and carbon dioxide by processing corn. We plan to receive corn by rail and semi-trailer truck. The corn will be weighed and stored in receiving facilities. It will then be transported to a scalper to remove rocks and debris before it is conveyed to processing bins. Thereafter, the corn will be transported to a hammer-mill or grinder where it is ground into a mash and conveyed into a tank for processing. We will add water, heat and enzymes to break the ground corn into a fine liquid. This liquid will be heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars. Next, the liquid is pumped into fermenters, where yeast is added, to begin the fermentation process, which generally takes about 40 to 50 hours. Thereafter, the resulting “beer” is pumped to distillation columns, which divides the alcohol from the corn mash. The alcohol is concentrated to 190 proof in the distillation columns and is then partially dehydrated in a molecular sieve system. The resulting 200 proof alcohol is then blended with a five percent denaturant (such as gasoline) as it is pumped into storage tanks.

Meanwhile, corn mash from the distillation process is pumped into a centrifuge that separates the coarse grain from the solubles. The solubles are then dried into a thick syrup. The coarse grain that exits the centrifuge is then conveyed to dryers. Syrup is added to the coarse grain as it enters the dryer, where moisture is removed. This process produces distillers dried grains with solubles, which can be used as animal feed.

The fermentation process will also produce carbon dioxide, which we plan to capture and pipe “over the fence” to a third party processor who intends to build a processing facility next to our ethanol plant.

Principal Products and Related Markets

The principal products that we intend to produce are ethanol, distillers grains and carbon dioxide.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, and can be used as:

•      An octane enhancer in fuels;

•      An oxygenated fuel additive that can reduce ozone and carbon monoxide vehicle emissions; and

•      A non-petroleum based gasoline substitute.

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. The implementation of the Federal Clean Air Act has made ethanol an important domestic renewable fuel additive. The principal purchasers of ethanol are generally wholesale gasoline distributors or blenders.

Distillers Grains

A principal by-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed. Dry mill ethanol processing creates three primary forms of distillers grains: distillers wet grains, distillers modified wet grains and distillers dried grains with solubles. Distillers wet grains is processed corn mash that contains a substantial amount of moisture. It has a shelf life of approximately three to five days and can be sold only to farms within the immediate vicinity of the ethanol plant. Distillers modified grains is similar to distillers wet grains except that it has been dried and contains less moisture. Distillers modified grains has a slightly longer shelf life and can be sold to regional markets. Distillers dried grains is corn mash that has been dried to approximately 10% moisture. It has an almost indefinite shelf life and may be sold and shipped to any market regardless of its vicinity to the ethanol plant. We anticipate that most of the distillers grains that we sell will be in the form of distillers dried grains with solubles.

Carbon Dioxide

Another by-product of the ethanol production process is raw carbon dioxide. Raw carbon dioxide can be processed and used in various food and non-food related applications, such as beverage and dry ice production, pharmaceutical manufacturing, shrink-fitting and cryogenic blasting. Carbon dioxide is principally used as expendable refrigerants and is commonly used in food processing facilities such as slaughterhouse operations, frozen food storage, and as supplemental cooling for refrigerated products.

Ethanol Industry

Federal and State Regulations

Most ethanol is used in its primary form for blending with unleaded gasoline and other fuel products. Recently, the demand for ethanol has increased, particularly in the upper Midwest, because of two major programs established by the Clean Air Act Amendments of 1990. The first program, the Oxygenated Gasoline Program, is a recurring wintertime program designed to reduce carbon monoxide levels during the winter months. The Clean Air Amendments originally required the use of oxygenated fuels, at a minimum rate of 2.7% oxygen by weight (unless otherwise specified), during the winter months in approximately 43 metropolitan areas (including Chicago and Milwaukee) that were not in compliance with carbon monoxide standards. According to the EPA, as of October 2001, 18 of these areas must continue to implement the program.

The second program created by the Clean Air Amendments is the Reformulated Gasoline Program. This program, which began on January 1, 1995, is intended to reduce ground level ozone or smog. The program initially required the year-round use of oxygenated fuel in nine metropolitan areas with severe ozone pollution. Other less severely troubled areas have been or are to be phased into the program over time. According to the EPA, as of January 2002, ten major U.S. metropolitan areas must comply with the program. Although not required, according to the EPA, as of January 2002, all or a portion of 12 states and the District of Columbia have also voluntarily opted into the program.

Although the Reformulated Gasoline Program has been in place for several years, we cannot determine its future impact on the demand for ethanol. Prior to the program’s inception, the Environmental Protection Agency or “EPA,” mandated that 30% of the oxygen required in oxygenated fuel be derived from renewable oxygenates such as ethanol. In April 1995, however, a federal appellate court struck down the rule on the basis that it exceeded the EPA’s authority. While the ethanol industry has generally discounted the effect of the court case on the basis that ethanol has and can compete in the marketplace with other oxygenates (primarily methyl tertiary butyl ether, or MTBE) on its own merits there is resistance to the reformulated fuel program in certain regions in the country. Consumers have resisted higher oxygenated fuel prices and a number of regions that had opted into the program have now opted out. Moreover, Congress has indicated a willingness to reexamine the program. In addition, opposition to ethanol is present from non-corn producing states. These states contend that gasoline prices in the state may increase significantly due to shipping costs, because most ethanol is currently produced in corn producing states.

The most common competing oxygenate to ethanol is MTBE, which is cheaper than ethanol. MTBE is a petroleum-based product produced from methanol and natural gas. However, since the introduction and widespread use of MTBE as an oxygenate, it has been discovered in ground water, lakes and streams. While MTBE has not been classified as a carcinogen, it has been shown to cause cancer in animals and its continued use has raised serious environmental concerns. The U.S. General Accounting Office recently noted that MTBE contamination across the United States is widespread because, among others, many storage tanks holding MTBE continue to have problems with leakage, pipelines used to transport gasoline are also used to transport MTBE, and MTBE dissolves more easily in water than other gasoline components, which allows it to travel faster and farther than gasoline components. In April 2002, Royal Dutch Shell and Phillips Petroleum Company were ordered by a San Francisco jury to pay for the clean-up of public wells near Lake Tahoe that were contaminated with MTBE.

On March 26, 1999, the Governor of California issued an order requiring the phase out of MTBE in gasoline sold in California by January 1, 2003. On March 15, 2002, this order was extended to January 1, 2004, in part because of concern that a fuel shortage may cause a surge in gasoline prices. Prior to issuing the order to extend the MTBE phase out date, California requested a waiver from the EPA from the oxygenate requirements of the Clean Air Amendments. In June 2001, the EPA announced the denial of California’s request for a waiver from the oxygenate requirement. In response to the denial, the California Environmental Protection Agency’s Air Resources Board filed a lawsuit against the EPA in the Ninth Circuit Court of Appeals. As a result of the lawsuit, in July 2003 the Ninth Circuit Court of Appeals vacated the denial on the grounds that the EPA did not consider the effects of such a waiver on both the ozone and particulate matter pollution. The court remanded the matter to the Environmental Protection Agency for further review. If any state were to receive such a waiver, the use and demand for ethanol may decline significantly.

In addition to California, many states have enacted, or have similar legislation pending that prohibits the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE.

At the federal level, on March 20, 2000, the EPA called for a ban of MTBE or to have its use significantly reduced because of environmental problems associated with its use as a fuel oxygenate. The EPA recommended the following legislative framework to reduce or eliminate the use of MTBE:

•      First, Congress should amend the Clean Air Act to provide authority to significantly reduce or eliminate the use of MTBE;

•      Second, as MTBE use is reduced or eliminated, Congress must ensure that air quality gains are not diminished; and

•      Third, Congress should replace the existing oxygenate requirement in the Clean Air Act with a renewable fuel standard for all gasoline.

The EPA also announced that it formally began regulatory action and issued an Advance Notice of Proposed Rulemaking to eliminate or phase down the use of MTBE.

Thus, in part due to the environmental concerns associated with MTBE, the use of ethanol as both an oxygenate and as an octane extender has grown and continues to grow rapidly.  In addition, ethanol is also used as a gasoline extender when gasoline stocks become short.  According to the Renewable Fuels Association 2004 Ethanol

Industry Outlook, ethanol production in 2003 reached 2.81 billion gallons.  This represents a 32% increase over 2002 production and a 91% increase from 1999 when California first announced its impending MTBE ban.

In addition to the actions taken by the EPA, the United States Senate and House of Representatives in 2003 passed energy bills containing various provisions relating to ethanol production and use. The energy legislation moved to a House/Senate conference committee, where the Senate’s energy bill had to be reconciled with energy legislation passed in April 2003 by the House of Representatives.  The resulting conference report to H.R.6, the Energy Policy Act of 2003, included a Renewable Fuels Standard that would double the use of ethanol in gasoline to 5.0 billion gallons by 2012.  The sweeping energy bill provided tax credits and incentives to expand production of oil, natural gas, coal, nuclear power and electricity.  The bill also would have protected makers of MTBE from product liability lawsuits arising from groundwater pollution claims.  Although the House of Representatives approved the energy bill by a vote of 246 to 180, the bill failed in the Senate on a motion to close debate on the bill by a vote of 58-39 (50 votes were needed).  As a result, the energy bill was not enacted into law.  In early February, a slimmed-down energy bill was introduced to the floor of the Senate, where a vote is expected soon.  The revised energy bill still mandates the doubling of annual ethanol to 5 billion gallons by 2012, but drops the controversial liability waiver for makers of MTBE.  House Republican leaders have warned that the bill will be a nonstarter in the House if the MTBE provisions are dropped.  If any form of such bills becomes law, it may have a material effect on our business.

Ethanol Market Overview

The regional and national markets for ethanol appear to be strong. Based on its February 2004 Ethanol Industry Outlook, the Renewable Fuels Association, an ethanol trade association, estimates that in 2003, approximately 1, 350,000,000 gallons of ethanol were utilized as an oxygenate in the Federal Reformulated Gasoline Program, 250,000,000 gallons in the federal winter Oxygenated Gasoline Program, 260,000,000 gallons in Minnesota to satisfy the state’s oxygenated fuels program, and 950,000,000 gallons in conventional gasoline markets as an octane enhancer and gasoline extender. Illinois, Ohio and Minnesota are currently the largest consumers of ethanol.

In addition, based on the California Energy Commission’s “Quarterly Report Concerning MTBE Use In California Gasoline, October 1 through December 31, 2003,” as of December 31, 2003 California refiners have successfully phased out the use of MTBE.  Ethanol is now used as the primary oxygenate in those areas requiring an oxygenate additive under Federal law.  Further, according to the Renewable Fuels Association February 2004 Ethanol Industry Outlook, in 2004 ethanol use is expected to reach 950,000 gallons in California.

Industry Growth

Due in part to federal and state policies promoting cleaner air and federal and state tax and production incentives, the ethanol industry has grown substantially in recent years. Based on the Renewable Fuels Association’s February 2004 Industry Outlook, seven new ethanol facilities opened in 2003. These new plants, combined with expansions to existing facilities, added more than 300,000,000 gallons of production capacity to the ethanol industry in 2003. According to the Renewable Fuels Association, as of February 2004 U.S. ethanol plants have the capacity to produce approximately 3.0 billion gallons of ethanol annually, with approximately 550,000,000 gallons under construction or expansion. A majority of the ethanol plants are located in the Midwest, in the corn-producing states of Illinois, Iowa, Nebraska, Minnesota and South Dakota.

Automobile companies have responded to the increasing demand to improve the environment by developing ethanol-friendly vehicles. Gasoline blends containing up to 10% ethanol are approved under the warranties of most major domestic and foreign automobile manufacturers marketing vehicles in the United States, and many recommend the use of cleaner burning fuel, such as those containing ethanol, in their vehicle owner’s manuals. Similarly, most major manufacturers of power equipment, motorcycles, snowmobiles and outboard motors endorse the use of ethanol blends in their products. In the last several years, automobile companies such as Daimler Chrysler, General Motors and Ford have introduced a growing number of flexible fuel vehicles that operate on fuel mixtures of up to 85% ethanol. In addition, ethanol industry advocates have developed new diesel fuels that are a blend of diesel fuel and ethanol.

Ultimately, whether the use and demand for ethanol will continue to increase depends, in large part, upon the outcome of the debates surrounding the use of MTBE, continuation of the clean air standards, and the creation of a national renewable fuels standard. While we cannot predict the final provisions of the energy legislation or whether such legislation will be enacted into law this year or in the future, the passage of federal energy legislation may materially affect the use of and demand for ethanol and our business. Although we cannot assure you that the demand for ethanol will continue to grow, we believe that if the use of MTBE is phased out on a national level in the next few years and a national renewable fuels standard is adopted, the demand for ethanol will likely increase.

The Energy Information Administration estimates that ethanol demand for transportation purposes will increase to over 4.4 billion gallons annually by the year 2025. However, this estimate may be materially affected by pending federal and state energy legislation.

Government Incentives

Recognizing the need for a cleaner source of energy, and appreciating that ethanol is also renewable and can be produced in the United States, the federal government and various state governments, including Indiana, have created incentive programs to encourage ethanol production and to enable ethanol-blended fuel to better compete in domestic fuel markets with gasoline blended with MTBE. The federal incentive programs include excise tax credits to gasoline distributors, direct payments to eligible producers for increased ethanol production and federal income tax credits which may be earned by eligible producers. State incentive programs include production payments and income tax credits. However, these programs are not without controversy, due in part to the cost of such programs. Increases in the use of ethanol as a fuel additive will increase the amount of excise tax credits available to gasoline distributors, which translates into lower federal tax revenues. The direct payment program is a significant expenditure and Congress may choose not to fully fund the program in any given fiscal year. These federal programs may be affected by the passage of pending energy legislation.

Federal Excise Tax Exemption.  The most important incentive for the ethanol industry and its customers is the partial exemption from the federal motor fuels excise tax (the “excise tax exemption”). The excise tax exemption is provided to gasoline distributors as an incentive to blend their gasoline with ethanol.  This exemption will be reduced for the years 2005, 2006 and 2007, when the current legislation is scheduled to expire. Legislation has been introduced that would extend the excise tax exemption beyond 2007, but there can be no assurance that the legislation will pass. If the excise tax exemption is not extended, then ethanol blended gasoline will be taxed at the standard excise tax rate, which may make ethanol blended gasoline more expensive and less attractive to use.

Commodity Credit Corporation Bioenergy Program.  The Commodity Credit Corporation Bioenergy Program makes payments to producers of biofuels for increases in their production (including new production) of ethanol, biodiesel or other biofuels over their prior year’s production. These payments are scheduled to continue through September 30, 2006.  The maximum annual funding authorized under the program is $150,000,000. However, payments under the program in any one fiscal year may be less if Congress does not fully fund the program for that fiscal year (funding for the program is subject to an annual appropriation).  Payments under the program are subject to pro rata reduction if aggregate payments to all producers in any one fiscal year would otherwise exceed the annual available funding.  No producer may receive more than 5% of the available funding for the program in any fiscal year.

Based on the program’s formula for calculating payments and assuming the price of corn was $2.38 per bushel, we estimate that we would reach the $7,500,000 maximum per fiscal year cap (assuming the program is fully funded and not subject to pro rata reduction) with approximately 19,700,000 gallons of increased production. We arrived at this number by dividing 19,700,000 gallons by 2.5 to determine the number of bushels of corn assumed to be used to generate the increased production. We then divided the number of bushels of corn (7,880,000 bushels) by 2.5 to arrive at the qualified number of bushels subject to reimbursement. This means that a ramp-up of production that straddles over several of the programs’ fiscal years could result in higher aggregate payments under the program as compared to having all increased production occurring within a single fiscal year.

Federal Small Producer Credit.  The Federal Small Producer Credit provides an eligible ethanol producer a 10¢ per gallon tax credit for the first 15,000,000 gallons of ethanol produced annually. Under the program, ethanol producers that qualify or their owners (for pass-through tax entities) can deduct the credit from their federal income tax annually. The credit is considered taxable income and taxes must be paid on the amount credited. The tax credit is currently available only to producers with an annual capacity of 30,000,000 gallons or less and is scheduled to expire on December 31, 2007. Therefore, under current legislation, our proposed ethanol plant would not be eligible for the tax credit. Legislation has been introduced which would extend benefits to ethanol plants with up to

60,000,000 gallons of annual capacity. However, we cannot assure you that the legislation will be enacted into law this year or in the future.

Indiana Ethanol Production Credit.  The Ethanol Production Tax Credit is available to any facility located in the State of Indiana that increases its ethanol production capacity by at least 40,000,000 gallons a year after December 31, 2003. Based on the expected capacity of our proposed ethanol plant, we expect that we would be eligible to participate in this program. In the case of pass-through tax entities such as a limited liability company, the legislation provides for the credit to pass through to the owners in the same proportion as the distributive income to which the member is entitled. In our case, the credit would pass through to our members in proportion to their units held. The credit may be applied against a member’s Indiana state tax liability, including the state gross retail and use tax, the adjusted gross income tax, the financial institutions tax, or the insurance premiums tax. Any credit not used in a particular year may be carried forward to subsequent taxable years. The maximum credit allowed to a single producer under the program is $5,000,000 and to all producers under the program is $10,000,000. This means that if the first two producers to increase annual capacity by at least 40,000,000 gallons of ethanol after December 31, 2003 each proceed to produce at least 40,000,000 gallons of ethanol, then these two producers will be entitled to claim all of the available credit and no additional credits would be available to any other producer.

Ethanol Pricing

Ethanol prices have tended to correlate with wholesale gasoline prices. At the same time, 10-year price charts for ethanol and corn prices show that ethanol prices do not track corn prices. Although the price of ethanol increased dramatically in 1996, it was due to lower ethanol supply because many ethanol plants were forced to curtail operations or shutdown due to high corn prices. According to the industry guide published by the State of Minnesota, this price increase was due primarily to limited ethanol supply and not the increased cost of corn. A material risk to our business is the lack of correlation between the price of corn (the primary cost of revenue) and the price of ethanol (the primary source of revenue). Ethanol prices have historically been volatile. If ethanol prices remain constant or decrease for a significant period of time and corn prices increase, our business and profitability may be materially and adversely affected.

Distillers Grains Industry

Distillers grains is a co-product that is produced when corn is processed into ethanol. We expect that our ethanol plant will produce approximately 120,000 tons of distillers grains per year. We intend to sell the distillers grains as animal feed for beef and dairy cattle, poultry and hogs.

Distillers Grains Market Overview

According to the University of Minnesota’s Distillers Grains—General Information website (August 20, 2003) approximately 3,200,000 to 3,500,000 tons of distillers grains are produced annually in North America, approximately 98% of which are produced by ethanol plants. Ethanol plants in South Dakota and Minnesota produce about 25% of this amount. The amount of distillers grains produced may increase significantly as the number of ethanol plants increase. The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains competes with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content.

Distillers grains contains nutrients that have important growth promoting properties for dairy and beef cattle, poultry and swine. According to the Indiana Agricultural Statistics Service 2002-2003, in 2002, there were approximately 860,000 head of cattle in the State of Indiana, of which 145,000 were dairy cattle. In the district where the ethanol plant will be located, there were approximately 81,000 head of cattle, of which 32,000 were dairy cattle. In 2002, Indiana swine and chicken operations had approximately 3,200,000 hogs and pigs and approximately 29,100,000 chickens, excluding broilers, of which 23,000,000 were of laying age. According to the U.S. Department of Agriculture—National Agricultural Statistics Service, in 2002, there were approximately 6,860,000 head of cattle in the five state region where the ethanol plant will be located, of which 940,000 were dairy cattle. There were approximately 9,870,000 hogs and pigs and 68,785,000 chickens in the five state region where the ethanol plant will be located. We believe that the abundant number of cattle, swine and chickens surrounding the ethanol plant creates an opportunity to market our distillers grains.

Distillers Grains Pricing

Recently, there has been a downturn in the distillers grains market, which has caused prices to decline. Various factors affect the price of distillers grains, including, among others, the price of corn, soybean meal and other alternative feed products, and the general supply and demand of domestic and international markets for distillers grains. We believe that unless demand increases, the price of distillers grains may be subject to future downward pressure as the supply of distillers grains increases because of increased ethanol production. The price of distillers grains may be subject to downward pressure.

Location of Ethanol Plant; Proximity to Markets

We intend to build the ethanol plant near Rensselaer, Indiana. We selected the Rensselaer, Indiana area based upon a number of factors, including the availability and cost of corn, natural gas, water supply and electric service, transportation costs, permitting requirements, and proximity to certain ethanol markets. We believe that the Rensselaer, Indiana area in general, and our proposed site in particular, have several favorable attributes for locating a large scale ethanol plant, including:

•      An abundant corn supply, because according to the Indiana Agricultural Statistics Service 2002-2003, in the year 2002, over 120,000,000 bushels of corn were grown within the district in which the proposed site is located;

•      Favorable transportation logistics to one of the largest ethanol markets in the United States, Chicago and Milwaukee, and also to developing markets east and southeast of the site, including Baltimore, Cincinnati, Indianapolis, Louisville and New York City;

•      Good access to roads and rail service, including the existence of a CSX rail line adjacent to the proposed site;

•      The availability of utilities that provides readily usable natural gas and electricity; and

•      The existence of two primary natural gas pipelines (26” and 30”) originating in Louisiana that run through the proposed site.

We may modify or change the location of the ethanol plant if we are unable to close on our site, if we find another site that better suits our needs, or if we cannot obtain the necessary permits and approvals or utilities and other services, or cannot obtain them at a reasonable cost.

Construction of the Ethanol Plant

We have entered into a letter of intent with Shiel Sexton relating to the design and construction of the ethanol plant, under which they agreed to provide us a scope document, conceptual budget, construction timeline and certain preliminary engineering work for a fee of $60,000. However, Dilling Mechanical Contractors, Inc. will act as general contractor and Shiel Sexton will provide construction services as a subcontractor. The $60,000 fee and the letter of intent we entered into with Shiel Sexton will transfer to Dilling Mechanical. The $60,000 fee will be applied against the guaranteed maximum price of the design-build agreement that we intend to enter into with Dilling Mechanical. We have received the scope document and a guaranteed maximum price proposal for the construction of the ethanol plant, including certain site preparation and improvements, of approximately $47,994,000, and are proceeding with the ethanol project based on its construction schedule and scope of work. We intend to enter into a design-build agreement with Dilling Mechanical for the design and construction of our proposed ethanol plant on a cost plus fee basis, with a guaranteed maximum price, before we close the offering. The proposal provides for a fee to Dilling Mechanical equal to 10% of the costs necessarily incurred by Dilling Mechanical to construct the ethanol plant. If the cost of construction plus the 10% fee is less than the guarantee maximum price, any savings would accrue 70% to us and 30% to Dilling Mechanical. Actual construction costs could be significantly higher than the guaranteed maximum price because we expect to be responsible for certain site infrastructure development costs, such as bringing natural gas and electricity to the ethanol plant. In addition, we expect that certain events and conditions, including among others, delays, change orders that we may submit, and site conditions that may differ from what we expect, may not be covered under the guaranteed maximum price. We expect that our detailed agreement with Dilling Mechanical will provide that if we encounter differing site conditions, then Dilling

Mechanical will be entitled to an adjustment in price and time of performance. Delays and change orders are not uncommon in large scale construction projects such as the one we intend to engage in.

We anticipate that it will take approximately 14 months from the date we close on our debt financing to construct the ethanol plant. However, construction may be delayed for various reasons, including, among others, permit delays, weather, material and labor shortages, and differing site conditions.

Transportation and Delivery

We expect that our proposed ethanol plant will have facilities to receive corn by truck and rail, and to load ethanol and distillers grains onto trucks and rail cars. Our proposed site has good road access to a state highway and is six miles from I-65, and is adjacent to a CSX rail line that connects to the CSX main line rail system for the area. We currently have no agreement with any service provider to provide us with the transportation and delivery services that we need. We intend to negotiate with rail and truck service providers to provide us these services before we begin construction of the ethanol plant.

Sales and Marketing

We intend to sell and market our ethanol through normal and established local, regional and national markets. We hope to sell a significant amount of our ethanol into the Chicago and Milwaukee market, which is one of the largest ethanol markets in the United States, as well as developing markets east and southeast of the site, including Cincinnati, Indianapolis and Louisville. We also plan to sell our ethanol to other local and regional markets within the states of Illinois, Indiana, Iowa, Kansas, Minnesota, Missouri, Nebraska, Ohio and Wisconsin. However, with the continued pressure to phase out the use of MTBE, we believe that the east coast, including Baltimore and New York City, may also become a potential market for our ethanol.

We anticipate that most of the distillers grains that we sell will be in the form of distillers dried grains with solubles. We intend to sell the distillers dried grains to local, regional and national markets. We also hope to sell a portion of our distillers grains to local markets in the form of distillers wet grains.

We do not intend to hire a sales staff to market our ethanol and distillers grains. We have entered into an agreement with Ethanol Products, LLC to market our ethanol. Under the agreement, the distributor has exclusive rights to market all of the ethanol we produce at our ethanol plant and agrees to effect the sale of our ethanol at available market prices. See “Management’s Plan of Operation” for additional information. We have entered into discussions with prospective third party distributors for our distillers grains, but have not contracted with any distributor. We anticipate entering into an agreement for our distillers grains before the ethanol plant is completed.

We have also entered into an agreement to sell our raw carbon dioxide to an unrelated third party processor who intends to build a carbon dioxide processing facility next to our ethanol plant. However, this agreement is subject to certain conditions and requirements that may enable the third party processor to terminate the agreement. Further, the processor is not required to process all of the carbon dioxide that we produce and we may have to emit a significant amount of carbon dioxide into the air. This may subject us to environmental repercussions in the future.

Competition

We expect to be in direct competition with producers of ethanol and other alternative fuel additives. Many of these producers have significantly greater resources than we do. We also expect the number of competitors to increase if the demand for ethanol increases. The development of other ethanol plants, particularly those in close proximity to our ethanol plant, will increase the supply of ethanol and may result in lower local ethanol prices.

Ethanol Producers

We will be in direct competition with numerous other ethanol plants that produce the same products that we do. We plan to compete with other ethanol producers on the basis of price and delivery service. We believe that we will be able, if necessary, to sell some or all of our products at lower prices because of efficiencies arising from the ethanol plant and our anticipated production volume, and the close proximity of the plant to existing corn supplies and ethanol and distillers grains markets.

Our proposed ethanol plant will produce approximately 40,000,000 gallons of ethanol annually. We believe that this volume will give us certain procurement and production efficiencies over smaller competitors. Our proposed ethanol plant will be close to the Chicago/Milwaukee area, significant consumers of ethanol. We believe that this, along with the CSX rail line that is adjacent to our site, will give us a favorable freight advantage over ethanol producers that are located farther away and also allow us relatively easy access to the east coast, which we anticipate will develop into a significant ethanol market. In addition, because there are a significant number of beef and dairy cows near the ethanol plant, we plan to sell a substantial amount of our distillers grains to local markets. This may also give us a favorable freight advantage over other ethanol plants that may need to ship their products to more distant markets. We believe that all of these factors combined will allow us to sell our products at a competitive price.

According to the Renewable Fuels Association, as of June 2003, U.S. ethanol plants have the capacity to produce approximately 3.1 billion gallons of ethanol annually, with approximately 598,000,000 gallons under construction or expansion. The largest ethanol producers include Archer Daniels Midland, Cargill, MGP Ingredients, Inc., Aventine Renewable Energy, Inc., New Energy Corporation and Abengoa Bioenergy Corporation, all of which are capable of producing more ethanol than we expect to produce. With the completion of its acquisition of Minnesota Corn Processors in September 2002, Archer Daniels Midland continues to be the largest ethanol producer in the United States with an annual capacity of approximately 1.07 billion gallons. In addition, there are a number of other entities that are of a similar size and with similar resources to us.

Ethanol Plants in Illinois, Indiana and Wisconsin

We expect to be in direct competition with other ethanol producers in close proximity to our proposed ethanol plant. These competitors will compete with us for, among other things, corn and personnel. Because of their close proximity, these competitors may also sell to the same markets that we intend to target for our ethanol and distillers grains. According to the Renewable Fuels Association, there are eleven corn processing ethanol plants operating or under construction in Illinois, Indiana and Wisconsin that are or are expected to be able to each produce at least 15,000,000 gallons of ethanol annually.

Canton, Illinois.  Central Illinois Energy Cooperative, LLC has begun construction on a 30,000,000 million gallon per year ethanol plant in Canton, Illinois that will process approximately 11,000,000 bushels of corn annually into ethanol.

Lena, Illinois.  Adkins Energy, LLC operates a 40,000,000 gallon per year ethanol plant in Lena, Illinois. This plant is expected to use approximately 15,000,000 bushels of corn annually.

Decatur, Illinois.  Archer Daniels Midland operates an ethanol plant in Decatur, Illinois that processes approximately 113,000,000 bushels of corn annually. The Decatur plant is a wet mill plant capable of producing approximately 250,000,000 to 300,000,000 gallons of ethanol per year.

Peoria, Illinois.  Archer Daniels Midland also operates an ethanol plant in Peoria, Illinois that processes approximately 85,000,000 bushels of corn annually. The plant produces approximately 200,000,000 to 240,000,000 gallons of ethanol per year.

Pekin, Illinois.  There are two ethanol plants operating in Pekin, Illinois. The first is a 70,000,000 gallon per year ethanol plant operated by MGP Ingredients, Inc. using corn and wheat starch as its feedstock. The second is a 100,000,000 gallon per year ethanol plant operated by Aventine Renewable Energy using corn as its feedstock. The two facilities use an estimated 60,000,000 bushels of corn annually.

Robinson, Illinois.  LincolnLand Agri-Energy, LLC is currently constructing a 40,000,000 gallon per year ethanol plant in Robinson, Illinois. This plant is expected to use approximately 15,000,000 bushels of corn annually.

South Bend, Indiana.  New Energy Corporation operates a 95,000,000 gallon per year ethanol plant in South Bend, Indiana.

Stanley, Wisconsin.  ACE Ethanol operates a 15,000,000 gallon per year ethanol plant in Stanley, Wisconsin. This plant is expected to use approximately 5,500,000 bushels of corn annually.

Monroe, Wisconsin.  Badger State Ethanol, LLC operates a 40,000,000 gallon per year dry-mill ethanol plant in Monroe, Wisconsin. That plant is expected to use approximately 15,000,000 bushels of corn annually.

Oshkosh, Wisconsin.  Utica Ethanol, LLC is currently constructing a 20,000,000 gallon per year ethanol plant in Oshkosh, Wisconsin. The plant is expected to use approximately 8,000,000 bushels of corn annually.

Friesland, WI.  United WI Grain Producers, LLC is currently constructing a 40,000,000 gallon per year ethanol plant in Friesland, Wisconsin. The plant is expected to use approximately 15,000,000 bushels of corn annually.

These plants are expected to produce over 900,000,000 gallons of ethanol annually.  In addition, we believe there additional ethanol projects organizing or under development in these states.  We believe that ethanol production capacity will continue to increase as the development of new ethanol plants continues, which may cause competition in the ethanol industry to intensify.

Alternative Fuel Additives

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development by various ethanol and oil companies that have far greater resources than we do. New products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

The development of ethers intended for use as oxygenates is also continuing. Ethers are composed of isobutylene (a product of the refining industry) and ethanol or methanol. The products are MTBE or ethyl tertiary butyl ether, which is also known as “ethyl ether.” We expect to compete with producers of MTBE, a petrochemical derived from methanol, which costs less to produce than ethanol. MTBE is an oxygenate commonly used in fuels for compliance with the Federal Clean Air Act, and is a major competitor of ethanol. Many major oil companies produce MTBE, and strongly favor its use because it is petroleum based. These companies have significant resources to market MTBE and to influence legislation and public perception of MTBE. These companies also have sufficient resources to begin production of ethanol should they choose to do so.  However, MTBE has recently been linked to groundwater contamination at various locations in the United States. Many states have enacted legislation prohibiting the sale of gasoline containing certain levels of MTBE or are phasing out the use of MTBE.

Ethyl ether’s advantages over ethanol as a fuel blend include its low affinity for water and low vapor pressure. Because petroleum pipelines and storage tanks contain water in various amounts, ethyl ether’s low affinity for water allows it to be distributed through existing pipeline systems. This is not possible for ethanol, which must be shipped via transport trucks or rail cars. In addition, blending ethyl ether with gasoline reduces the overall vapor pressure of the blend, thereby reducing normal volatile organic emissions. Ethyl ether is not widely commercially available yet, and it may suffer from the same negative environmental effects as MTBE. Scientific research to better define the properties of ethyl ether as it relates to the environment is underway.

Regulatory Permits

Before we can begin construction and operation of the ethanol plant, we will need to obtain various construction and operating permits, as discussed below.  We have engaged R.B. Jacko & Associates, an unaffiliated environmental engineering firm, to assist us with certain air permitting requirements. We have also engaged Commonwealth Engineers, Inc., an unaffiliated engineering firm, to assist us with certain water permitting requirements. Under the design-build agreement that we are currently negotiating with Dilling Mechanical, we expect that Dilling Mechanical will be responsible for obtaining certain construction -related permits, approvals and licenses required to construct the ethanol plant. Because the ethanol plant is not built, we cannot assure you that we will be able to obtain and maintain all necessary permits. If permitting delays occur, construction of the ethanol plant may be delayed, which may delay our commencement of operations. In addition, permitting and environmental and other regulatory requirements may change in the future. Changes in permitting and regulatory requirements could make compliance more difficult and costly. Our inability to obtain necessary permits or to comply with various environmental or other governmental regulations may have a material adverse effect on our business and may prevent the construction or operation of our proposed ethanol plant.

Air Pollution Control Permits

We have been issued a Federally Enforceable State Operating Permit by the Indiana Department of Environmental Management.  Once the ethanol plant nears completion, we must submit an affidavit of construction to the Indiana Department of Environmental Management. We must, within one year after commencing start-up operations, apply for a permanent operating permit. This requires that we disclose information regarding, among others, our emission units and air control devices, the types and quantities of emissions, and operating procedures. If our actual emissions are not consistent with that set forth in our Federally Enforceable State Operating Permit, we will need to correct any deficiency and may have to halt operations. Although we do not anticipate any significant problems, we cannot assure you that we will receive all necessary permits to construct and operate the ethanol plant without delay, or at all.

Water Pollution Control Permits

We must also secure a National Pollutant Discharge Elimination System permit before we can commence operation of the ethanol plant. There are two types of discharges from the ethanol plant that are regulated by the National Pollutant Discharge Elimination System permits—non-contact cooling water and storm water. To obtain a storm water permit, we will need to develop and implement a storm water runoff plan. This plan entails procedures that we plan to implement to contain storm water that comes into contact with our processing and storage equipment. We expect that our ethanol plant will produce no process wastewater. We anticipate that our water discharges will be primarily from sanitary use and from our cooling tower and boiler blowdown, which we plan to discharge into a drainage ditch. We plan to apply for these permits before we commence construction.

Other Permits

There are also various other regulatory permits that are required to construct and operate the ethanol plant. These include, among others, a permit from the Bureau of Alcohol, Tobacco and Firearms to operate an alcohol processing facility, various construction permits and emergency response plans. We will rely on the environmental engineering firms that we hire and Dilling Mechanical to help ensure timely issuance and compliance with all necessary permits and requirements.

EPA; Nuisance

Even if we receive all necessary permits for construction and operation of the ethanol plant, we may in the future be subject to the regulations on emissions of the Environmental Protection Agency. Current EPA rules do not require us to obtain any permits or approvals in connection with the construction and operation of the ethanol plant, but these rules can and do change. Our ethanol production will require us to emit a significant amount of carbon dioxide into the air if we do not secure a third party processor to build a carbon dioxide processing plant next to our plant. Current law regulating emissions does not restrict or prevent us from emitting carbon dioxide gas into the air, but this could change in the future and subject us to future environmental claims. We could also be subject to environmental or nuisance claims from adjacent property owners or residents in the area arising from foul smells or other air or water discharges from the plant.

Employees

We currently have one full-time employee, our Assistant Vice President–Chief Operating Officer.  We also have four other officers who provide services in-kind.  Upon completion of the ethanol plant, we expect to have approximately 32 employees to operate the ethanol plant and manage our business.

Item 2.    Description of Property

Other than our temporary office space located at 2530 North McKinley Avenue, Rensselaer, Indiana, which we are currently leasing under a month-to-month oral lease for $150 per month, we presently have no property.

Item 3.        Legal Proceedings

From time to time in the ordinary course of our business, we may be subject to legal proceedings relating to various issues, including without limitation, worker’s compensation claims, tort claims or contractual disputes. We are not currently involved in any legal proceedings and are not aware of any pending claims.

Item 4.        Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no public trading market for the units and we do not expect one to develop in the foreseeable future. To maintain our partnership tax status, we do not intend to list the units on any stock exchange or automatic quotation system such as the Nasdaq Stock Market.

Holders

As of February 27, 2004, we have 1,875,000 units issued and outstanding, which are currently held by 278 members.

Distributions

No distributions have ever been declared or paid on our units. We do not intend to declare any distributions until we begin generating revenue and satisfy our loan covenants. After we begin generating revenue, subject to Indiana law, our Operating Agreement and applicable loan covenants and restrictions from our lenders, we plan to distribute our net cash flow to our unit holders ratably in proportion to their units held.  However, cash distributions are not assured, and we may never make distributions. Whether we will be able to generate sufficient cash flow from our business to make distributions depends upon numerous factors, including, among others:

•      Successful and timely completion of our proposed ethanol plant;

•      Required principal and interest payments on outstanding debt and compliance with applicable loan covenants;

•      Our ability to operate our plant at full capacity and generate revenue;

•      Our ability to control operating costs;

•      Adjustments and the amount of cash set aside for reserves, capital expenditures and unforeseen expenses;

•      State and federal regulations and subsidies, and support for ethanol generally, which can impact our financial performance and the cash available for distributions; and

•      General demand for ethanol and distillers grains.

Under Indiana law and our Operating Agreement, we cannot make distributions to members if after the distribution, we become unable to pay our debts when they become due or our liabilities, excluding liabilities to our members on account of their capital contributions, would exceed our assets. See Section 4 of our Operating Agreement, “Distributions,” for additional information.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company had no had no equity compensation plan as of November 30, 2003.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

The Company had no unregistered sales of equity securities during the fiscal year ended November 30, 2003.

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

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit.  We intend to close the Offering on March 31, 2004, subject to one or more extensions to no later than June 30, 2004.  As of February 27, 2004, we have received subscriptions for approximately 4,302,000 units($4,302,000.00), which are subject to certain withdrawal rights as described in the Registration Statement.  We are depositing all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we do not raise the minimum amount offered by the close of the Offering, we will promptly return all subscription payments, together with any related interest earned after September 30, 2003. If we receive and accept subscriptions for the minimum amount offered by the close of the Offering, 10% of each investor’s total subscription price may be released to us from escrow. We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we satisfy the following conditions:

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

From February 27, 2003 (the original effective date of the Registration Statement) to November 30, 2003, we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other (and total) expenses incurred for this period for our account in connection with the issuance and distribution of the units were $47,580.  None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From February 27, 2003 to November 30, 2003, we did not receive or use any net offering proceeds.

Small Business Issuer Purchases of Equity Securities

The Company did not purchase any equity securities during the fiscal year ended November 30, 2003.

Item 6.        Management’s Plan of Operation

Our actual results may differ materially from those anticipated in any forward-looking statements included in this discussion as a result of various factors, including those set forth in the “Risk Factors” section that follows this discussion.

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

Depending on the results of our public offering, we expect that the project will cost approximately $60,106,000 to $60,231,000. We have raised approximately $947,060 million in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in our public offering and secure the balance through federal, state and local grants and debt financing.  As of February 27, 2004, we have received subscriptions for approximately 4,302,000 units ($4,302,000.00).  We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends in part on the amount of equity we raise in the offering and whether we receive all of our anticipated grant proceeds. We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

Under the option agreement, we have until March 31, 2004 to elect to purchase the site. We have paid $5,000 in earnest money towards the $413,400 purchase price.  When considering the 69 acre site, our board of managers considered, among others things, the following:

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

In addition, there are two primary natural gas pipelines (26” and 30”) running through the site that connects us to a Louisiana-sourced natural gas supply. There is also a CSX rail line adjacent to the site that connects to the CSX main line rail system for the area. We believe that the existing natural gas and rail infrastructure provides our project with competitive strengths in energy and transportation costs.

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

Plan of Operation to Start-up of Ethanol Plant

If we raise the minimum amount offered and close on the debt financing that we need, we plan to spend the following 14 months designing, developing and constructing the ethanol plant. We expect to have sufficient funds to cover our costs through start-up operations, including approximately $4,835,000 in working capital (cash, inventory and spare parts) at plant start-up and $330,000 for corn hedging activities prior to plant start-up. We anticipate using our cash to cover, among other things, development costs, such as installation of utilities, construction, equipment acquisition, and other expenses. We expect to also use our cash to cover our operating and administrative costs, such as personnel, general and administrative expenses, and legal and accounting fees.

We have been awarded a grant for up to $2,820,000 from the United States Department of Energy for the federal government’s fiscal year 2002, which ends September 30, 2003. In addition, funding for an additional grant for us for up to $2,889,000 has been appropriated in the fiscal year 2003 Congressional appropriation conference report. We combined these two grants and are currently negotiating the terms of the combined grant. These are matching funds, which means that the Department of Energy will match each dollar that we spend on qualified expenditures related to the ethanol plant project, up to the maximum amount awarded. We expect that under the terms of the combined grant, a portion of the funds will be available for pre-construction expenditures, including, among other things, personnel, travel, engineering and financing costs. We expect that the remainder of the funds will be available for construction-related expenditures and equipment. We expect that the Department of Energy will reimburse us for qualified expenditures as they are incurred. Assuming the Department of Energy awards us the combined grant under these terms and we are eligible to receive a total of $5,709,000, assuming we spend at least $11,418,000 on qualified expenditures and comply with the other terms and conditions of the combined grant.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The following schedule assumes that we receive the entire $5,709,000 from the Department of Energy.

The amounts set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors.

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

(1)  Includes approximately $160,000 of membership fees and approximately $798,000 of seed capital previously raised, less the cost of raising capital of approximately $11,000.

(2)  Does not include any reasonable and customary expenses incurred by one or more broker-dealers in the offering for which we may agree to reimburse them.

(3) Assumes that we engage one or more broker-dealers in the offering to act as underwriters to sell 16,000,000 units if the minimum amount is sold, or 21,000,000 units if the maximum is sold, and we pay them a fee equal to 6% of the offering price per unit.

(4) Net of interest income earned on offering proceeds.

(5) Includes officers’ salary and compensation and managers’ per diem fees of $163,350 as of November 30, 2003, plus estimated salary and compensation and managers’ per diem fees from December 1, 2003 to start up of the ethanol plant of approximately $123,750.

We estimate that our offering expenses will total approximately $455,000, allocated as follow:

SEC registration fee	$2,300
Printing expenses	75,000
Legal fees and expenses	250,000
Cost of sales meeting	20,000
Accounting fees and expenses	50,000
Consulting fees	5,000
Blue sky fees and expenses	25,000
Escrow agent fees	5,000
Miscellaneous expenses	22,700
Total	$455,000

We estimate that our financing cost for our debt financing will total approximately $650,000 if the minimum number of units offered is sold, and approximately $575,000 if the maximum is sold. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees. Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $800,000 if the minimum number of units offered is sold and $700,000 if the maximum is sold. We also expect to spend approximately $150,000 to procure necessary permits and approximately $160,000 for financial consulting services. We have spent approximately $100,000 to organize our limited liability company, including legal, accounting and related expenses. If we engage the services of one or more broker-dealers to help us offer and sell the units, we anticipate paying them commissions of up to 6% of the offering price per unit for sales effected through the broker-dealers.

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

Liquidity and Capital Resources

As of November 30, 2003, we had cash and cash equivalents of $162,847 and total assets of $623,658. Our total assets include $389,094 of deferred offering costs relating to the Offering. At the time we issue units in the offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the offering, they will be expensed. To date, we have raised a net total of $947,060 in seed capital, which we have used to fund our organization and operation to date. As of November 30, 2003, we had current liabilities of $58,544, which consist primarily of our accounts payable. Since our inception through November 30, 2003, we have an accumulated deficit of $381,946. Total members’ equity as of November 30, 2003 was $565,114. Since our inception, we have generated no revenue from operations.

We are seeking to raise a minimum of $20,000,000 and a maximum of $25,000,000 in our public offering. Depending on the results of the offering, we believe that the project will cost approximately $60,106,000 to $60,231,000. We plan to finance the project with seed capital, proceeds from the offering, grant proceeds and debt financing. The amount of debt financing that we need depends in part on the results of the offering and whether we receive all of our anticipated grant proceeds. If we receive $5,709,000 in grant proceeds, we anticipate that we will need approximately $33,450,000 in debt financing if we raise the minimum amount offered in the offering, and approximately $28,575,000 if we raise the maximum amount offered. We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing. Completion of the proposed ethanol plant depends, in part, on our ability to close on our debt financing and satisfy all other conditions to breaking escrow and close on at least the minimum amount offered.

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

WARNING REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described above and appearing elsewhere in this prospectus, and events that are beyond our control. We are not under any duty to update the forward-looking statements contained in this prospectus. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this prospectus.

You should read this annual report and the documents that we reference herein, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

You should also consider the following factors that could cause our actual results to differ from our expectations.

Formation and Debt Risks

•      We are a start-up entity that will initially allocate all of our resources towards the development of our proposed ethanol plant, will initially be engaged in design and construction, and will not begin generating revenue until we complete construction of the proposed ethanol plant;

•      We do not believe that we can build the ethanol plant without our public offering proving to be a success and without debt financing. The minimum amount of this offering will be met if we receive and accept subscriptions for at least $20,000,000, even if we have not actually received cash in that amount. We cannot assure you that subscribers will not default on their payment obligations. If investors default and do not pay the amount due under the promissory notes, we could experience a shortage in capital and may not be able to construct the ethanol plant or fund start-up operations. Additionally, if we do not close on the debt financing that we need for any reason, we will not be able to complete the project which could impact your investment; and

•      Because we are recently formed and have virtually no operating history or experience operating an ethanol plant, we may have difficulties successfully completing and operating the ethanol plant. If we do not successfully complete and operate the ethanol plant, the value of your units will decline.

Construction and Development Risks

•      Significant increases in the cost of constructing the ethanol plant because of, among others, change orders we may submit or differing site conditions, may require us to obtain additional debt financing, which may be difficult and expensive to obtain, or may not be available at all; and

•      Compliance with new and existing environmental laws and rules could significantly increase our construction and start-up costs, and force us to delay or halt construction or operation of the ethanol plant.

Operations and Market Risks

•      Our operating costs could be higher than we expect, and this could reduce any distributions we may make.  In addition to general market fluctuations and economic conditions, we could experience significant operating cost increases from numerous factors, many of which are beyond our control.  In addition, operating the ethanol plant subjects us to ongoing compliance with applicable governmental regulations, such as those governing pollution control, occupational safety, and other matters. We may have difficulty complying with these regulations and our compliance costs could increase significantly;

•      The price of distillers grains is affected by the price of other commodity products, such as soybeans and corn, and decreases in the price of these commodities could decrease the price of distillers grains, which will decrease the amount of revenue we may generate;

•      As more and more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, this could result in lower prices for ethanol and distillers grains, which will decrease the amount of revenue we may generate;

•      Corn prices will fluctuate and could increase significantly in the future, which will increase our operating costs and adversely affect our operating results because we may not be able to pass any of the increased costs on to our customers.  Increases in corn prices will generally produce lower profit margins, because there is little correlation between the price of corn and the price of ethanol to support increases in ethanol prices if corn prices increase.  If corn prices increase, our production costs will increase and our profit margins will decrease because we may not be able to pass any of the increased costs on to our customers;

•      The ethanol and fuel additives industry is very competitive, we face competition from entities that are larger and have significantly more resources than we do, and we may not have sufficient resources to compete with these entities;

•      Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our proposed ethanol plant could become uncompetitive or obsolete; and

•      Our business will not be diversified, because we will be primarily dependent upon one product, and this means that we may not be able to adapt to changing market conditions or endure any decline in the ethanol industry.

Government and Regulatory Risks

•      Our success depends upon federal and state environmental regulations and government incentives that support the ethanol industry.  Because such regulations and incentive programs are constantly changing, there is no guarantee that they will continue to support the ethanol industry.

Item 7.        Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Managers

Iroquois Bio-Energy Company, LLC

Hebron, IN 46341-9302

We have audited the accompanying balance sheets of Iroquois Bio-Energy Company, LLC (a development stage Indiana company known as Iroquois Bio-Energy Cooperative until April 2, 2002), as of November 30, 2003 and 2002, the related combined statements of operations, combined changes in members’ equity and combined cash flows for the years ended November 30, 2003 and 2002 and from inception to November 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Iroquois Bio-Energy Company, LLC, (a development stage company) as of November 30, 2003 and 2002 and the results of its combined operations and cash flows for the years ended November 30, 2003 and 2002 and from inception to November 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P
Certified Public Accountants

Minneapolis, Minnesota

January 5, 2004

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Balance Sheets

November 30, 2003 and 2002

	November 30, 2003	November 30, 2002

ASSETS

Current Assets
Cash and cash equivalents	$162,847	$587,139
Grants receivable	59,479	18,875
Prepaid expenses	1,009	222
Total current assets	223,335	606,236

Equipment
Office equipment	7,973	4,740
Less accumulated depreciation	1,744	316
Net equipment	6,229	4,424

Other Assets
Deferred offering costs	389,094	105,385
Land option	5,000	50,000
Total other assets	394,094	155,385

Total Assets	$623,658	$766,045

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$53,396	$52,398
Payroll taxes payable	3,093	2,803
Other accrued liabilities	2,055	773
Total current liabilities	58,544	55,974

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 1,875,000 units outstanding for both periods	947,060	947,060
Deficit accumulated during development stage	(381,946)	(236,989)
Total members’ equity	565,114	710,071

Total Liabilities and Members’ Equity	$623,658	$766,045

Notes to Combined Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Combined Statement of Operations

	Year Ended November 30, 2003	Year Ended November 30, 2002	Date of Inception to November 30, 2003

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	150,934	100,841	290,675
Project coordination and development	109,045	54,400	163,445
General and administrative	185,822	74,346	280,443
Total operating expenses	445,801	229,587	734,563

Operating Loss	(445,801)	(229,587)	(734,563)

Other Income
Grant income	296,391	18,875	315,266
Miscellaneous income	—	—	24,265
Interest	4,453	8,006	13,086
Total other income	300,844	26,881	352,617

Net Loss	$(144,957)	$(202,706)	$(381,946)

Net Loss Per Unit (1,875,000, 1,030,074 and 390,102 weighted average units outstanding, respectively.)	$(0.08)	$(0.20)	$(0.98)

Notes to Combined Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Combined Statement of Member’s Equity

	Contributed Capital (Redeemed)	Accumulated Loss	Total
Balance - September 8, 1995 (inception)
Contributed Capital for 72 units of the Cooperative, August through November 1995	$18,250		$18,250
Net loss for period ending November 30, 1995 for the Cooperative		$(10,199)	(10,199)
Balance - November 30, 1995	18,250	(10,199)	8,051
Contributed Capital for 22 units of the Cooperative, January through May 1996	5,500		5,500
Net loss for year ending November 30, 1996 for the Cooperative		(6,641)	(6,641)
Balance - November 30, 1996	23,750	(16,840)	6,910
Net loss for year ending November 30, 1997 for the Cooperative		(511)	(511)
Balance - November 30, 1997	23,750	(17,351)	6,399
Net income for year ending November 30, 1998 for the Cooperative		15	15
Balance - November 30, 1998	23,750	(17,336)	6,414
Net loss for year ending November 30, 1999 for the Cooperative		(26)	(26)
Balance - November 30, 1999	23,750	(17,362)	6,388
Net loss for year ending November 30, 2000 for the Cooperative		(60)	(60)
Balance - November 30, 2000	23,750	(17,422)	6,328
Contributed Capital for 189 units of the Cooperative, May through October 2001	93,800		93,800
Additional Capital for by 40 members of the Cooperative, May through October 2001	17,500		17,500
Cancellation of 54 units of the Cooperative	—		—
Net loss for year ending November 30, 2001 for Cooperative		(16,861)	(16,861)
Balance - November 30, 2001	135,050	(34,283)	100,767
Contributed Capital for 63 units of the Cooperative, January through March 2002	31,500		31,500
Redemption of 14 units of the Cooperative, April 2002	(7,000)		(7,000)
Net loss from December 1, 2001 to April 2, 2002 for Cooperative		(33,997)	(33,997)
Balance of net equity contributed to Limited Liability Company for 278,000 units of the Limited Liability Company, April 2002	159,550	(68,280)	91,270
Contributed capital for 1,597,000 units to Limited Liability Company, June 10, 2002	798,500		798,500
Cost related to capital contributions to the Limited Liability Company	(10,990)		(10,990)
Net loss from April 2, 2002 to November 30, 2002 for the Limited Liability Company		(168,709)	(168,709)
Balance - November 30, 2002	947,060	(236,989)	710,071
Net loss for the year ended November 30, 2003 for the Limited Liability Company		(144,957)	(144,957)
Balance - November 30, 2003	$947,060	$(381,946)	$565,114

Notes to Combined Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Combined Statement of Cash Flows

	Year Ended November 30, 2003	Year Ended November 30, 2002	Date of Inception to November 30, 2003

Cash Flows from Operating Activities
Net loss	$(144,957)	$(202,706)	$(381,946)
Adjustments to reconcile net loss to net cash from operations
Depreciation	1,428	316	1,744
Grant income	(296,391)	(18,875)	(315,266)
Change in assets and liabilities
Prepaid expenses	(787)	(222)	(1,009)
Accounts payable	4,083	24,014	28,097
Accrued liabilities	1,572	3,576	5,148
Net cash used in operating activities	(435,052)	(193,897)	(663,232)

Cash Flows from Investing Activities
Purchase of office equipment	(3,233)	(4,740)	(7,973)
Payment of land earnest money	—	(50,000)	(50,000)
Refund of land earnest money	50,000	—	50,000
Purchase of land option	(5,000)	—	(5,000)
Net cash provided by (used in) investing activities	41,767	(54,740)	(12,973)

Cash Flows from Financing Activities
Proceeds from grant	255,787	—	255,787
Contributed capital	—	830,000	965,050
Redemption of capital	—	(7,000)	(7,000)
Payments for deferred offering costs	(286,794)	(87,991)	(363,795)
Cost of raising capital	—	—	(10,990)
Net cash provided by (used in) financing activities	(31,007)	735,009	839,052

Net Increase (Decrease) in Cash and Cash Equivalents	(424,292)	486,372	162,847

Cash and Cash Equivalents - Beginning of Period	587,139	100,767	—

Cash and Cash Equivalents - End of Period	$162,847	$587,139	$162,847

Supplemental Disclosure of Noncash Investing Activities and Financing Activities
Deferred offering costs in accounts payable	$25,299	$28,384	$25,299

Notes to Combined Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Notes to Combined Financial Statements

November 30, 2003 and 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

 Iroquois Bio-Energy Company, LLC (an Indiana Limited Liability Company) was organized to pool investors to build a 40 million gallon annual production ethanol plant near Rensselaer, Indiana.  As of November 30, 2003 and 2002, the Company is in the development stage with its efforts being  principally devoted to organizational and equity raising activities.  Construction is projected to begin in the year 2004.

Fiscal Reporting Period

The Company has adopted a fiscal year ending November 30 for reporting financial operations.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Cash and Cash Equivalents

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

Equipment

Equipment is stated at the lower of cost or fair market value.  Maintenance and repairs are expensed as incurred; major improvements and betterments are capitalized.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Office equipment	5 years

Deferred Offering Costs

The Company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At November 30, 2003 and 2002, the Company had $389,094 and $105,385, respectively, of costs deferred related to the registered offering discussed in Note 3.

Non-Member Contributions and Grants

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

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the depreciable asset upon complying with the conditions of the grant.

Income Taxes

Iroquois Bio-Energy Company, LLC is treated as a partnership for Federal and state income tax purposes and is generally not subject to either federal or state income taxes.  Instead, its earnings and losses are included in the income tax returns of its members.  Therefore, no provision or liability for Federal or state income taxes has been included in these financial statements

Organizational Costs and Start Up Costs

The Company expenses all organizational and start up costs as incurred.

Cost of Raising Capital

The cost of raising capital are the costs directly associated with successfully raising capital and these costs totaled $10,990 at November 30, 2003 and 2002.

Reclassification

Certain amounts in the Balance Sheets for 2002 have been reclassified to conform to 2003 classifications.  These reclassifications had no effect on total liabilities, members’ equity or deficit accumulated during development stage as previously reported.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The Financial Accounting Standards Board (FASB) has issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The Statement establishes standards for how an issuer classifies and measures certain financial instruments.

Management does not expect the implementation of these pronouncements to have a significant effect on the Company’s combined financial statements.

2.  DEVELOPMENT STAGE ENTERPRISE

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

The combined statements of operations, changes in members’ equity, and cash flows include the Cooperative’s activity from September 8, 1995 (Cooperative date of inception) to the dissolution and contribution of the Cooperative’s assets to the Company.

Income and losses are allocated to all members based upon their respective percentage units held.  See Note 3 for further discussion of member’s equity.

3.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units.  The Company is authorized to issue up to 50,000,000 membership units, including the units discussed in Note 2.  No additional units may be issued for less than $1 per unit without the consent of a Majority in Interest of the Members.

The Company has filed a Registration Statement on Form SB-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”).  The Registration Statement was originally declared effective on February 27, 2003 for the sale of up to 25,000,000 membership units at $1 per unit.  The Company subsequently amended the Registration Statement to reflect certain changes to the Registration Statement.  The SEC declared the subsequently amended Registration Statement effective on September 23, 2003.  The amendment extends the offering to December 31, 2003, subject to one or more extensions to no later than June 30, 2004.  The Board voted to extend the Offering to March 31, 2004.  Additionally the amendment includes a provision for potential investors to purchase units by either submitting 100% of the total subscription price or 20% of the subscription price and executing a promissory note for the balance.  The payments of subscriptions will be held in escrow until the Company receives and accepts subscriptions for the minimum amount of $20,000,000 through the offering.  Should the Company not raise the minimum amount by the close of the offering, all subscriptions payments will be promptly returned with any related interest earned after September 30, 2003.  If the Company receives and accepts subscriptions for the minimum amount offered by the close of the offering, 10% of the total subscription price may be released from escrow.  Should the Company subsequently not obtain sufficient debt financing from a lender and execute a design-build agreement for the construction and operation of the ethanol plant by September 30, 2004, the Company will return all subscription payments remaining in the escrow account, together with any related interest earned after September 30, 2003.

The Company has also revised its estimate of total costs of the project from approximately $57.9 million to approximately $60.1 million.  The Company anticipates funding the development of the ethanol plant by using approximately $0.9 million of seed capital currently raised, raising equity of at least $20 million, securing debt financing of $28.575 - $33.450 million, and utilizing up to approximately $5.7 million in matching grants from the United States Department of Energy.  In addition, the Company incorporated the intended use of a broker to sell up to 16 – 21 million units and other changes outlined in the amended Registration Statement.

As of November 30, 2003, the Company has received subscriptions for the sale of 3,667,000 units and has escrowed the $3,279,800 collected and has obtained the $387,200 in promissory notes relating to the subscriptions.

4.  RELATED PARTY TRANSACTIONS

Effective May 1, 2002, the Company began compensating the treasurer and secretary who are also members of the Board of Managers and members, at the rate of $15 per hour for their time spent on Company business.  Additionally, Board members will receive $50 per meeting with a maximum of $100 per month for Board meetings attended.  For each of the years ended November 30, 2003 and 2002, the Company paid $9,650 and $3,200, respectively, to the Board Members for attending Board meetings.

5.  INCOME TAXES

The differences between the combined financial statement basis and tax basis of assets are as follows:

	November 2003	November 2002

Combined financial statement basis of assets	$623,658	$766,045
Plus organization and start-up costs capitalized	217,286	146,994

Syndication costs not deductible for tax purposes	(389,094)	(105,385)
Accumulated depreciation and amortization	(2,969)	(711)

Total	$448,881	$806,943

There were no differences between the combined financial statement basis and tax basis of the Company’s liabilities.

6.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

The Company was awarded an approximately $2.8 million matching grant for preconstruction activities fiscal year 2002 by letter on September 27, 2002 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ends September 20, 2003 and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  For the years ending November 30, 2003 and 2002, the Company recognized $296,391 and $18,875, respectively, of this grant as income.  The Department of Energy has extended the original grant and combined it with an additional grant of $2,889,000 for construction costs.  The grant period will end September 30, 2005.

The Company has signed a letter of intent with an unrelated entity to provide a scope document, conceptual budget, construction timeline and certain preliminary engineering work for approximately $60,000.  This fee will be applied to the total construction cost of the ethanol plant if the Company enters into a formal design-build agreement with this unrelated entity.  As of November 30, 2003, a formal design-build agreement has not been reached, and is currently being negotiated.

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

The Company entered into an agreement to sell its raw carbon dioxide to an unrelated third party processor who intends to build a carbon dioxide processing facility next to the ethanol plant.  Under the agreement, the Company has agreed to sell, at cost, at least five acres of land on the site to the processor for its construction of the processing facility.  The agreement contains minimum purchase and sale requirements that subject each party to certain penalties if the party’s obligations are not satisfied.  If the Company begins operations, but subsequently stop operating the ethanol plant within the first 10 contract years, then the Company must pay the processor up to $1,000,000 for the construction of the carbon dioxide facility, reduced by 10% per each previously completed contract year.  If the processor stops processing raw carbon dioxide at the processing facility, the Company has the right to purchase the land and buildings at the greater of the highest price offered by a non-affiliated third party or the fair market value of such assets as determined by an appraisal.

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

The county of Jasper in Indiana has granted the Company abatement of taxes for new manufacturing equipment and new research and development equipment.  The period of the abatement will be ten years for buildings and improvements, commencing on March 1, 2004, up to a cost of $6,066,073 and five years for new manufacturing equipment, commencing March 1, 2004 up to a cost of $36,212,981.  The abatement is contingent on the Company meeting certain requirements as provided in the agreement including retaining employment of a certain number of individuals at a stipulated average salary within the estimated completion date.  If the county council terminates the economic revitalization area designation and associated tax abatement deductions, it may require the applicant to repay the county all or a portion of the tax savings received through the date of such termination.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.     Controls and Procedures

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

(b)           Changes in Internal Controls.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.        Directors and Executive Officers of the Registrant

Our business and affairs will be managed by the board of managers and not our members. Currently, our initial board of managers consists of ten managers. Nine of these managers were designated by our organizer, Iroquois Bio-Energy Cooperative, pursuant to our Articles of Organization and one was appointed by those designated managers. Beginning in 2004, our members will elect the members of the board of managers. Except for matters that require the approval of our members, the board of managers has full authority to act on our behalf. The board of managers shall act collectively through meetings, committees it establishes and our officers. Our officers consist of the officers of the board of managers, our Assistant Vice President—Chief Operating Officer (who is not a member of our board of managers) and such other officers appointed by the board of managers. The President of the board of managers serves as our principal executive officer and the treasurer serves as the principal accounting officer.

Officers and Initial Members and Officers of the Board of Managers

Name	Age	Position	Term Expires
Michael J. Aylesworth	60	Manager, President	2004
Ronald J. Gick	37	Manager, Vice President	2005
John H. Bryant, Jr.	62	Manager, Secretary	2006
Kenneth L. Torbet	65	Manager, Treasurer	2006
Leroy C. Cosgray	76	Manager	2006
Kenneth Culp, Jr.	67	Manager	2004
Harold O. Fritz	68	Manager	2004
Sherman A. Gumz	58	Manager	2004
Wallace Laird	70	Manager	2005
Mark D. Wuethrich	41	Manager	2005
Keith A. Gibson	51	Assistant Vice President—Chief Operating Officer

Michael J. Aylesworth, President and Manager

Mr. Michael J. Aylesworth has served on the board of managers and as our President since our formation. He was a farmer from April 1969 to 2003 and operated a 2,100-acre farm in South Porter County, Indiana.  Currently, Mr. Aylesworth is the Executive Director of the Porter County Builders Association.  Mr. Aylesworth also served as President of the Indiana Corn Growers Association, a position he held from October 1997 to October 2002 and from June 1998 to October 2002 as an Indiana member of the Public Policy Action Team of the National Corn Growers Association. He also served as President of the Indiana Corn Marketing Council, a position he held from December 2001 to June 2003. Mr. Aylesworth also served as Porter County Republican Party Chairman, a position he held from March 1997 to May of 2002, and previously held from May 1982 to November 1991. From July 1979 to June 1987, he was a member of the Kankakee River Basin Commission, serving as Chairman from July 1981 through June of 1983. He served as Porter County Commissioner from January 1977 to December 1984. He also served as a member of the Porter County Council from January 1988 through December 1992. Mr. Aylesworth holds a Bachelor of Science degree in Secondary Education from Indiana University and a Master of Arts in Liberal Studies with a concentration in History from Valparaiso University in Valparaiso, Indiana.

Ronald J. Gick, Vice President and Manager

Mr. Ronald J. Gick has served on the board of managers and as our Vice President since our formation. Mr. Gick has been a farmer since March 1995, and currently operates a 1,050 acre family farm raising corn and soybeans. He also serves as the District Sales Manager for Beck’s Superior Hybrids, a position he has held since March 1999. Beck’s Superior Hybrids develops, grows and sells corn and soybean seeds for agricultural production. Mr. Gick is also a former director with the Benton County Soil & Water Conservation. From January 1996 to March 1999, he worked as a sales representative at a John Deere dealership selling farm equipment. From February 1993 to March 1995, he worked as a sales representative for American Sterilizer, Inc., a distributor of sterilization related products. From January 1990 to February 1993, he worked as a sales representative for Baxter International, a distributor of medical products. Mr. Gick is a graduate of Purdue University, where he obtained his Bachelor of Science Degree in Management and Agricultural Economics.

John H. Bryant, Jr., Secretary and Manager

Mr. John H. Bryant, Jr. has served on the board of managers and as our Secretary since our formation. He is currently the President of Bryant Farm, Inc., which owns the family farm that he has operated since July 1967. He also works as a Transportation Salvage Auctioneer for insurance automobile auctions in the Chicago, Illinois area, a position he has held since February 1991. He has also served on the Tri-Creek School Board since July 1973. Mr. Bryant has also served as an officer with the U.S. Army Corps of Engineers from July 1963 to July 1965. During that time he attended the Army Airborne School, Nuclear Demolitions School and Construction Management School. After leaving the U.S. Army, he served with the Indiana National Guard and commanded a Combat Engineer Company from September 1965 to September 1967. Mr. Bryant is a graduate of Purdue University, where he received his Bachelor of Science degree in Agricultural Business Management.

Kenneth L. Torbet, Treasurer and Manager

Mr. Kenneth L. Torbet has served on the board of managers and as our Treasurer since our formation. He currently farms a 500 acre farm. He has been a farmer since January 1957. He is currently a member of the Brushwood United Methodist Church and has served as Trustee since January 1962, as a farm committee member since June 1988, and as the building fund treasurer since January 1992. Mr. Torbet has also been a member of Farm Bureau since February 1956. From January 1979 to August 1994 he served on the Jasper County Fair Board and on the Jasper County No Till Committee from January 1983 to January 1992.

Leroy C. Cosgray, Manager

Mr. Leroy C. Cosgray has served on the board of managers since our formation. He is currently a farmer and operates a 1300-acre farm in Pulaski and White County. He has been a farmer since April 1947. He is also a Trustee with Liberty Township, a position he has held since January 1994. From 1945 to 1947, he served with the Air Force, 862nd Aviation Engineers, in Munich, Germany.

Kenneth Culp, Jr., Manager

Mr. Kenneth Culp, Jr. has served on the board of managers since our formation. He is a farmer and currently operates a 1,800-acre family farm. He has been a farmer since May 1954. Mr. Culp also works as an auctioneer and appraiser for Culp Auction and Appraisal Services, a business that he wholly owns and started in August 1965. Culp Auction and Appraisal Services provides auctioneer and residential property appraisal services. He also serves on the Indiana Farm Service Agency Board, a position he has held since September 2001. Mr. Culp has also served as the Republican County Chairman since May 1977. From January 1955 to February 1955, he attended and completed the Purdue University Agricultural Short Course.

Harold O. Fritz, Manager

Mr. Harold O. Fritz has served on the board of managers since March 2003. He currently serves as an advisor and consultant to a farming and grain elevator business in Rensselaer, Indiana. Prior to retiring in 1999, he served as a general manager for Cargill, Inc. and was responsible for supplying products to the aluminum recycling industry. Prior to that, from April 1985 to August 1995, he served as Eastern Regional Marketing Manager for Cargill’s fertilizer distribution business. From June 1979 to April 1985, he served as an Area Manager for Cargill and was responsible for merchandizing grain from various facilities. Mr. Fritz’s business experiences also includes serving on the Board of Directors of the National Grain and Feed Association from January 1975 to December 1976 and serving on the Board of Directors of the Indiana Grain and Feed Dealers Association in 1964, 1965, 1967, 1969 and 1972.

Sherman A. Gumz, Manager

Mr. Sherman A. Gumz has served on the board of managers since our formation. He is a farmer and operates a 600-acre farm in Pulaski County, raising cattle. He has been a farmer since April 1973. From September 1970 to May 1999, Mr. Gumz worked as a educator, teaching junior and senior high school students. From 1965 to 1967, he served with the U.S. Army in the 591st Transportation Company in Illisheim, Germany. Mr. Gumz holds a Bachelor of Science degree in English and Spanish, and a Masters degree in Administration and English from Ball State University.

Wallace Laird, Manager

Mr. Wallace Laird has served on the board of managers since our formation. He has worked as a farmer since March 1956 and owns a family farming business. Mr. Laird is also a radio farm broadcaster with WRIN and WLQI in Rensselaer, Indiana, a position he has held since September 1963. He holds a Bachelor of Science and a Masters degree from Purdue University’s School of Agriculture.

Mark D. Wuethrich, Manager

Mr. Mark D. Wuethrich has served on the board of managers since May 2002. He has been a farmer since January 1982. He is a principal shareholder and Secretary of Wuethrich Pork & Grain, Inc., which, until recently, operated a 2,400-acre family farm.  He also serves as Treasurer on the Apostolic Christian Church National Hail Assistance Board, a position he has held since February 1993. From January 1982 to February 1982, Mr. Wuethrich attended and completed the Purdue University Agricultural Short Course.

Keith A. Gibson, Assistant Vice President—Chief Operating Officer

Mr. Keith A. Gibson has served as our Assistant Vice President—Chief Operating Officer since June 2002. From May 2001 to May 2002, Mr. Gibson served as a Project Engineering Manager with Kemiron, Inc., a manufacturer of water treatment chemicals. From July 1998 to March 2001, he served as Vice President and Plant Manager at Coronet Industries, Inc., a manufacturer of animal feed supplements and metal additives. From November 1988 to July 1998, he served as Operations Superintendent for Olin Corporation, a manufacturer of diversified propellant products. From October 1986 to November 1988, Mr. Gibson served as plant manager with GSX Corporation, a transporter and disposer of hazardous waste chemicals.

Code of Ethics

The Company has not adopted a Code of Ethics because it remains a development stage company with no active operations at this time.

Item 10. Executive Compensation

Compensation of Managers

Our managers currently receive a per diem fee of $50 per meeting, up to a maximum of $100 per month. However, no manager will receive a per diem fee for activities relating to the offer or sale of the units. From the time of our formation to November 30, 2003, we have made per diem payments to our managers totaling $12,850. The board of managers may establish other compensation for each manager for attending meetings and for providing other services. We also reimburse our managers for reasonable out-of-pocket expenses incurred in carrying out their duties as managers as such expenses are incurred.

Executive Officer’s Compensation

We have agreed to compensate our treasurer and secretary who are also members of the board of managers at a rate of $15 per hour for their services as officers. This is a fee for service arrangement, which means that we compensate these individuals only when they render services to us as officers. However, these individuals will not receive any compensation for activities relating to the offer or sale of the units.  We also reimburse our officers for out-of-pocket expenses incurred in carrying out their duties as officers.

In June 2002, the board of managers appointed Mr. Keith A. Gibson to serve as our Assistant Vice President—Chief Operating Officer. In early 2002, we engaged Mr. Gibson, on a part-time basis, as an independent contractor, to provide certain project manager services for a fee of $1,800 per month. We have paid Mr. Gibson a total of $7,400 under this contract. However, because we needed him to manage our day-to-day operations, we hired Mr. Gibson as a full-time employee. On September 30, 2002, we entered into an employment agreement with Mr. Gibson, which was effective as of June 2002, to serve as our Assistant Vice President—Chief Operating Officer on a full-time basis. Under the employment agreement, we pay Mr. Gibson an annual base salary of $94,000 per year. Mr. Gibson’s salary was increased to $97,000 per year effective September 1, 2003. As of November 30, 2003, we have paid Mr. Gibson a total of $141,750 for his services under the employment agreement. Mr. Gibson also receives typical employee benefits such as paid vacation and insurance. We have also agreed to pay Mr. Gibson an annual incentive compensation that is equal to the bonus percent of base salary equal to our fiscal year net income, divided by two times Mr. Gibson’s base salary. The incentive compensation is limited to an annual maximum of 25% of Mr. Gibson’s annual base salary.  As of November 30, 2003 we have not paid Mr. Gibson any incentive compensation.

The agreement with Mr. Gibson is for a period of two years and provides for a salary review after one year. Either party may terminate this agreement upon 30 days prior notice. However, unless we terminate this agreement for cause, such as a breach of this agreement or fraud, we must pay Mr. Gibson a severance payment equal to four months of his annual base salary plus benefits.

Following the close of our public offering, the board of managers will appoint a Chief Executive Officer and a Chief Financial Officer, to serve as the principal executive officer and the principal accounting officer, respectively. We currently have no equity compensation plan, but may establish such plans when we begin operations.

The following table shows the compensation that we paid Mr. Gibson, our only full-time executive officer, for the fiscal year ended November 30, 2003.

Summary Compensation Table

	Annual Compensation						Long Term Compensation
							Awards		Payouts
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation

Keith A.
Gibson
Assistant
Vice	2002	$47,000	(1)		$7,400	(2)
President—
Chief
Operating
Officer	2003	$94,750	(1)	$0			$0	0	$0	$0

(1)           Mr. Gibson began employment with us effective June 2002. His annual base salary was $94,000, which was increased to $97,000 effective September 1, 2003.

(2)           Represents compensation received by Mr. Gibson as an independent contractor prior to his becoming employed with us.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our units as of February 27, 2004, and as adjusted to reflect the sale of the units in our public offering for each person who owns beneficially more than 5% of our units prior to the offering, each of our managers, each of our officers, and all managers and officers as a group.

	Number of Units Beneficially Owned			Percentage Beneficially Owned
		After Offering			After Offering
	Before			Before
Name	Offering	Minimum(1)	Maximum(2)	Offering	Minimum(1)	Maximum(2)
Michael J. Aylesworth(3)	6,000	6,000	6,000	0.32%	0.03%	0.02%
Ronald J. Gick(4)	21,000	21,000	21,000	1.12%	0.10%	0.08%
John H. Bryant, Jr.(5)	40,000	40,000	40,000	2.13%	0.18%	0.15%
Kenneth L. Torbet(6)	40,000	40,000	40,000	2.13%	0.18%	0.15%
Leroy C. Cosgray(7)	40,000	40,000	40,000	2.13%	0.18%	0.15%
Kenneth Culp, Jr.(8)	10,000	10,000	10,000	0.53%	0.05%	0.04%
Harold O. Fritz(9)	—	—	—	0.00%	0.00%	0.00%
Sherman A. Gumz(10)	40,000	40,000	40,000	2.13%	0.18%	0.15%
Wallace Laird(11)	17,000	17,000	17,000	0.91%	0.08%	0.06%
Mark D. Wuethrich(12)	40,000	40,000	40,000	2.13%	0.18%	0.15%
Keith A. Gibson(13)	—	—	—	0.00%	0.00%	0.00%
All executive officers and managers as a group	254,000	254,000	254,000	13.55%	1.16%	0.95%

(1)           Assumes the sale of 20,000,000 units, none of which are sold to persons listed in the table.

(2)           Assumes the sale of 25,000,000 units, none of which are sold to persons listed in the table.

(3)           Mr. Michael J. Aylesworth’s address is 171 West State Road 8, Hebron, IN 46341.

(4)           Mr. Ronald J. Gick’s address is 4519 North 100 East, Fowler, IN 47944.

(5)           Mr. John H. Bryant, Jr.’s address is 6317 East 181st Avenue, Hebron, IN 46341. Mr. Bryant is a principal shareholder of Bryant Farm, Inc. Mr. Bryant’s units include 40,000 units that he beneficially owns through Bryant Farm, Inc, the record owner.

(6)           Mr. Kenneth L. Torbet’s address is 2339 North 350 West, Rensselaer, IN 47978.

(7)           Mr. Leroy C. Cosgray’s address is 300 South East Street, Box 15, Buffalo, IN 47950.

(8)           Mr. Kenneth Culp, Jr.’s address is 3496 South 150 West, Rensselaer, IN 47978.

(9)           Mr. Harold O. Fritz’s address is 4241 East Penrod Drive, Monticello, IN 46347.

(10)         Mr. Sherman A. Gumz’s address is 9631 South Base Road, Star City, IN 46985.

(11)         Mr. Wallace Laird’s address is 7832 West 850 South, Rensselaer, IN 47978.

(12)         Mr. Mark D. Wuethrich’s address is 5547 East 200 South, Rensselaer, IN 47978. Mr. Wuethrich is a principal shareholder of Wuethrich Pork & Grain, Inc. Mr. Wuethrich’s units include 40,000 units that he beneficially owns through Wuethrich Pork & Grain, Inc, the record owner.

(13)         Mr. Keith A. Gibson’s address is 302 West Grace Street, Rensselaer, IN 47978.

Item 12.     Certain Relationships and Related Transactions

We have engaged in transactions with related parties. Although we believe that these transactions were in our best interests, we cannot assure you that these transactions were entered into on terms as favorable to us as those that could have been obtained in an arms-length transaction. We may also engage in transactions with related parties in the future. Conflicts of interests arise when we transact business with related parties. Our managers have not individually entered into, and do not anticipate entering into, any contractual or other transactions between themselves and us, except for the transactions or potential transactions described below.

Start-up Capital

Pursuant to our April 30, 2002 reorganization from a cooperative to a limited liability company, each member of the cooperative, including each of our managers, received 1,000 units in exchange for all of their membership interest in the cooperative. The promoters of the cooperative, Mr. Michael J. Aylesworth, Mr. Ronald P. McIlwain, Mr. Kenneth Culp, Jr. and Mr. Joseph M. Little, contributed $675 each for their cooperative membership interests. Our other managers, with the exception of Messrs. Ronald Gick, Sherman Gumz, and Mark Wuethrich, who contributed $500 each for their cooperative membership interests, all contributed $675 each for their cooperative membership interests. The following managers also acquired units on June 10, 2002, at a price of $.50 per unit, pursuant to our offering of units to our existing members:

Name	Number of Units Purchased	Consideration Paid
Michael J. Aylesworth	5,000	$2,500
John H. Bryant, Jr.	39,000	19,500
Leroy C. Cosgray	39,000	19,500
Kenneth Culp, Jr.	9,000	4,500
Ronald J. Gick	20,000	10,000
Sherman A. Gumz	39,000	19,500
Wallace Laird	16,000	8,000
Kenneth L. Torbet	39,000	19,500
Mark D. Wuethrich	39,000	19,500
Total	245,000	$122,500

On June 10, 2002, Mr. Ronald P. McIlwain also acquired 13,000 units for $6,500, or $.50 per unit, and Mr. Joseph M. Little acquired 5,000 units for $2,500, or $.50 per unit.

Employment Agreements

We have entered into an employment agreement with Mr. Keith A. Gibson to serve as our Assistant Vice President—Chief Operating Officer for a base salary of $97,000 per year plus typical employee benefits. The agreement expires in May 2004. As of November 30, 2003, we have paid Mr. Gibson a total of $141,750 for his services under the employment agreement.  We have also agreed to pay Mr. Gibson an annual incentive compensation that is equal to the bonus percent of base salary equal to our fiscal year net income, divided by two times Mr. Gibson’s base salary. The incentive compensation is limited to an annual maximum of 25% of Mr. Gibson’s annual base salary.  As of November 30, 2003 we have not paid Mr. Gibson any incentive compensation.

Purchase of Units

Our officers, managers and affiliates may purchase the units offered in our public offering. They may purchase units subject to the terms and conditions that apply to all other prospective investors acquiring units pursuant to our public offering. Units acquired by our officers, managers and affiliates will count towards our achieving the minimum number of units offered. Accordingly, if we reach the minimum amount offered, you should not assume that all sales are to unaffiliated third parties.

Per Diem Fees to Managers and Compensation for Services as an Officer

Our managers currently receive a per diem fee of $50 per meeting, up to a maximum of $100 per month. From the time of our formation to November 30, 2003, we have made per diem payments to our managers totaling $12,850.  We have also agreed to compensate our treasurer and secretary who are also members of the board of managers at a rate of $15 per hour for their services as officers.  Please see the “Executive Compensation” section for additional information.

Site Purchase Option Agreement

We have entered into an option agreement to purchase a site that is approximately 69 acres in size and that is located a few miles outside of Rensselaer, Indiana from one of our managers, Mr. Mark D. Wuethrich, and other members of his family. Under the option agreement, we have until March 31, 2004, to elect to purchase the site for a total of $413,400. Please see the “Management’s Plan of Operation—Site Selection” section for additional information.

Conflicts of Interest

Conflicts of interest exist and may arise in the future because of the relationships between and among our officers, managers, affiliates and us, and the fact that we may from time to time enter into transactions with our officers, managers and affiliates. Conflicts of interest could cause our officers and managers to put their own personal interests ahead of ours. We cannot assure you that transactions we enter into with related parties will be on terms as favorable to us as those that could have been obtained in an arms-length transaction. Disputes may arise concerning transactions we enter into with related parties, and it is possible that our officers and managers may receive a more favorable resolution than an unaffiliated third party would receive.

Although we intend to examine all conflicts that may arise from time to time, we cannot assure you that conflicts of interest will not harm our business or reduce the value of your units. We currently have not established any formal procedures to evaluate or resolve any conflicts of interest.

Conflicts of interest could arise, among others, in the situations described below:

•      We may engage in transactions with our officers, managers and affiliates for the purchase of corn and sale of distillers grains on terms similar to those contained in contracts entered into by us with unaffiliated third parties.

•      We will reimburse our managers and officers for out-of-pocket expenses relating to our business. We do not have a reimbursement policy or guideline for determining what expenses will be reimbursed. We will review and reimburse all reasonable expenses that our managers and officers submit to us.

•      Our managers’ decisions regarding various matters, including expenditures that we make for our business, reserves for accrued expenses, including compensation of officers, compensation of managers and reimbursement of out-of-pocket expenses, loan covenants, capital improvements and contingencies will affect the amount of cash available for distribution to themselves and our members by virtue of their owning our units.

•      Any member or his or her affiliate, including members who are also managers, may, with the consent of the board of managers, lend or advance money to us, which we may pay interest up to a rate of prime plus 4%. We currently have no outstanding loans or cash advances from any member or manager.

•      Our managers must devote sufficient time to our business and affairs, but are free to serve, in any capacity the manager deems appropriate, any other person or entity, including another ethanol project. If this occurs, our managers may experience conflicts of interest in allocating their time and attention between us and other businesses. Our managers may also acquire financial or other incentives in other businesses. As of the date of this prospectus, none of our officers or managers are currently involved, or have plans to become involved, with another ethanol project.

Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        The following exhibits are included herein:

3.1           Articles of Organization of Iroquois Bio-Energy Company, LLC (Incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

3.2           Amended and Restated Operating Agreement of Iroquois Bio-Energy Company, LLC, (Incorporated herein by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

4.1           Form of Unit Certification (Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on October 22, 2002 (SEC Registration No. 333-100672))

10.1         Site Option Agreement with Wuethrich Pork N’ Grain, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB filed on April 14, 2003 (SEC Registration No. 333-100672))

10.2         Amendment to Site Option Agreement with Wuethrich Pork N’ Grain, Inc. (Incorporated herein by reference to Exhibit 10.3.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

10.3         Ethanol Marking and Services Agreement with Ethanol Products, LLC (Incorporated herein by reference to Exhibit 10.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

10.4         Consulting Agreement with Acala Partners, LLC (Incorporated herein by reference to Exhibit 10.5 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form SB-2 filed on September 9, 2003 (SEC Registration No. 333-100672))

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32            Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(b)        Reports on Form 8-K.

None.

Item 14.     Principal Accountant Fees and Services

Not yet applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IROQUOIS BIO-ENERGY COMPANY, LLC

Dated: February 27, 2004	By	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President

Name	Title	Date

/s/ Michael J. Aylesworth
Michael J. Aylesworth	President and Manager	February 27, 2004
(Principal Executive Officer)

/s/ Ronald J. Gick
Ronald J. Gick	Vice President and Manager	February 27, 2004

/s/ John H. Bryant, Jr.
John H. Bryant, Jr.	Secretary and Manager	February 27, 2004

/s/ Kenneth L. Torbet
Kenneth L. Torbet	Treasurer and Manager	February 27, 2004
(Principal Financial and Accounting Officer)

Leroy C. Cosgray	Manager

/s/ Kenneth Culp, Jr.
Kenneth Culp, Jr.	Manager	February 27, 2004

Harold O. Fritz	Manager

Sherman A. Gumz	Manager

/s/ Wallace Laird
Wallace Laird	Manager	February 27, 2004

/s/ Mark D. Wuethrich
Mark D. Wuethrich	Manager	February 27, 2004

/s/ Keith A. Gibson
Keith A. Gibson	Assistant Vice President—Chief Operating Officer	February 27, 2004