Form 10QSB
period 2004-02-29
IROQUOIS BIO ENERGY CO LLC
filed 2004-04-14
CIK 1177668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 29, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to .

Commission file number 333-100672

IROQUOIS BIO-ENERGY COMPANY, LLC

(Exact name of small business issuer as specified in its charter)

Indiana	32-0008858
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6317 East 181st Avenue Hebron, Indiana 40341-9302

(Address of principal executive offices)

(219) 866-5990
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes       ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of April 13, 2004, there were 1,875,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

i

PART I.                            FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

February 29, 2004
Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,497
Grants receivable	101,503
Prepaid expenses	8,591
Total Current Assets	173,591

PROPERTY AND EQUIPMENT
Office equipment	7,973
Accumulated depreciation	(2,140)
Net equipment	5,833

OTHER ASSETS
Deferred offering costs	395,840
Land option	5,000
Total Other Assets	400,840

TOTAL ASSETS	$580,264

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$48,607
Payroll taxes payable	3,039
Other accrued liabilities	3,755
Total Current Liabilities	55,401

MEMBERS’ EQUITY
Member contributions, net of costs related to capital contributions, 1,875,000 units outstanding	947,060
Deficit accumulated during development stage	(422,197)
Total members’ equity	524,863

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$580,264

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Quarter Ended February 29, 2004	Quarter Ended February 28, 2003	Date of Inception to February 29, 2004
	Unaudited	Unaudited	Unaudited

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional and consulting fees	42,834	8,542	349,759
Project coordination and development	25,560	23,500	189,005
General and administrative	14,192	54,788	278,386
Total operating expenses	82,586	86,830	817,150

OPERATING LOSS	(82,586)	(86,830)	(817,150)

OTHER INCOME
Grant income	42,024	21,081	357,291
Miscellaneous income	0	0	24,265
Interest	311	2,009	13,397
Total other income	42,335	23,090	394,953

NET LOSS	$(40,251)	$(63,740)	$(422,197)

Net Loss Per Unit (1,875,000, 1,717,055 and 433,748 weighted average units outstanding, respectively.)	$(0.02)	$(0.03)	$(0.97)

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Quarter Ended February 29, 2004	Quarter Ended February 28, 2003	Date of Inception to February 29, 2004
	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,251)	$(63,740)	$(422,197)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	397	234	2,140
Grant income	(42,024)	18,875	(357,291)
Change in assets and liabilities
Prepaid expenses	(7,582)	(8,136)	(8,591)
Accounts payable	960	(20,435)	29,059
Accrued expenses	1,646	(420)	6,794

Net Cash Used In Operating Activities	(86,854)	(73,622)	(750,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	0	(3,233)	(7,973)
Payment of land earnest money	0	0	(50,000)
Refund of land earnest money	0	0	50,000
Purchase of land option	0	0	(5,000)

Net Cash Used In Investing Activities	0	(3,233)	(12,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from grants	0	0	255,787
Contributed capital	0	0	965,050
Redemption of capital	0	0	(7,000)
Payments for deferred offering costs	(12,496)	(15,933)	(376,291)
Cost of raising capital	0	0	(10,990)

Net Cash Provided By (Used In) Financing Activities	(12,496)	(15,933)	826,556

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(99,350)	(92,788)	63,497

CASH AND CASH EQUIVALENTS — Beginning of Period	162,847	587,139	0

CASH AND CASH EQUIVALENTS — End of Period	$63,497	$494,351	$63,497

SUPPLEMENTAL DISCLOSURE ON NONCASH INVESTING AND FINANCING ACTIVITIES

Deferred offering costs in accounts payable	$19,549	$79,940	$19,549

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Financial Statements

February 29, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations.  These financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended November 30, 2003, contained in the Company’s annual report on Form 10-KSB for 2003.

In the opinion of management, the interim condensed financial statements reflect all adjustments considered necessary for fair presentation.  The adjustments made to these statements consist only of normal recurring adjustments.

Accounting Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could differ from those estimates.

Deferred Offering Costs

The Company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At February 29, 2004, the Company had $395,840 of costs deferred related to the registered offering discussed in Note 2.

Reclassification

Certain amounts in the Statement of Operations for the quarter ended 2003 and from inception to date have been reclassified to conform to 2004 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  MEMBERS’ EQUITY

As specified in the Company’s operating agreement, the Company will have one class of membership units.  The Company is authorized to issue up to 50,000,000 membership units.  No additional units may be issued for less than $1 per unit without the consent of a Majority in Interest of the Members.

The Company has filed a Registration Statement on Form SB-2 (“Registration Statement”) with the Securities and Exchange Commission (“SEC”).  The Registration Statement was originally declared effective on February 27, 2003 for the sale of up to 25,000,000 membership units at $1 per unit.  The Company subsequently amended the Registration Statement to reflect certain changes to the Registration Statement.  The SEC declared the subsequently amended Registration Statement effective on September 23, 2003.  The amendment extended the offering to December 31, 2003, subject to one or more extensions to no later than June 30, 2004.  The Board voted to extend the Offering to June 30, 2004.  Additionally the amendment includes a provision for potential investors to purchase units by either submitting 100% of the total subscription price or 20% of the subscription price and executing a promissory note for the balance.  The payments of subscriptions will be held in escrow until the Company receives and accepts subscriptions for the minimum amount of $20,000,000 through the offering.  Should the Company not raise the minimum amount by the close of the offering, all subscriptions payments will be promptly returned with any related interest earned after September 30, 2003.  If the Company receives and accepts subscriptions for the minimum amount offered by the close of the offering, 10% of the total subscription price may be released from escrow.  Should the Company subsequently not obtain sufficient debt financing from a lender and execute a design-build agreement for the construction and operation of the ethanol plant by September 30, 2004, the Company will return all subscription payments remaining in the escrow account, together with any related interest earned after September 30, 2003.

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

As of February 29, 2004, the Company has received subscriptions for the sale of 4,302,000 units and has escrowed $3,713,000 and obtained $589,000 in promissory notes relating to the subscription.

Subsequent to February 29, 2004, the Company suspended its selling efforts pending the filing and effectiveness of an additional amendment to its Registration Statement.

3.  GRANTS

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the depreciable asset upon complying with the conditions of the grant.

The Company was awarded an approximately $2.8 million matching grant for preconstruction activities for fiscal year 2002 by letter on September 27, 2002 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ended September 20, 2003 and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  From inception to February 29, 2004, the Company recognized $357,291 of this grant as income.  The Department of Energy has extended the original grant and combined it with an additional matching grant of $2,889,000 for construction costs.  The grant period will end September 30, 2005.

4.  RELATED PARTY TRANSACTIONS

Effective May 1, 2002, the Company began compensating the treasurer and secretary who are also members of the Board of Managers and members, at the rate of $15 per hour for their time spent on Company business.  Additionally, Board members will receive $50 per meeting with a maximum of $100 per month for Board meetings attended.  For the period ended February 29, 2004, the Company paid approximately $2,300 to the board members for attending board meetings.  For the period from inception to February 29, 2004, the Company has paid board members a total of $15,200.

5.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

The Company has signed a letter of intent with an unrelated entity to provide a scope document, conceptual budget, construction timeline and certain preliminary engineering work for approximately $60,000.  This fee will be applied to the total construction cost of the ethanol plant if the Company enters into a formal design-build agreement with this unrelated entity.  As of February 29, 2004, a formal design-build agreement has not been reached, and is currently being negotiated.

The Company entered into an employment contract with its project manager, from June 1, 2002 through June 2004, which provides for a base salary, certain employee benefits, and a provision for incentive pay.

On March 31, 2003, the Company entered into a contract with a member, who is a manager, and his family to purchase approximately 68.9 acres of land for approximately $413,400.  The Company deposited $5,000 of earnest money with an unrelated party.  The parties have signed a second amendment to the option to purchase real estate extending the date to June 30, 2004, at which time the offer will expire.  In the event the Company fails to close on the property the seller may retain one half of the down payment, $2,500.

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

In August 2003, the Company entered into a consulting agreement with an unrelated party.  The Company has paid the consultant a nonrefundable retainer of $20,000, and has agreed to pay if the Company retains one or more suitable underwriter(s), payments of $10,000 per month commencing with the effectiveness of a post-effective amendment to the Company’s registration statement naming the underwriter(s), as well as a $60,000 fee if the Company retains one or more suitable underwriter(s).  As of February 29, 2004, the Consultant has not retained an underwriter.  The Company is also responsible for pre-approved, reasonable expenses not to exceed $2,000 per month.  Effective March 31, 2004, the consulting agreement has expired.

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

We filed a Registration Statement on Form SB-2 (SEC Registration No. 333-100672), as amended (the “Registration Statement”), with the Securities and Exchange Commission, which originally became effective on February 27, 2003 for an initial public offering of our units (the “Offering”).  Each unit represents a pro rata ownership interest in our assets, profits, losses and distribution.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003.  We have suspended our selling efforts pending the filing and effectiveness of an additional amendment to the Registration Statement, which is expected to include updated financial information and other significant changes from and additions to our September 23, 2003 prospectus.

Depending on the results of the Offering, we expect that the project will cost approximately $60,106,000 to $60,231,000. We have raised approximately $947,000 in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing.  As of March 31, 2004, we have received subscriptions for approximately 4,667,000 units ($4,667,000). We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends in part on the amount of equity we raise in the Offering and whether we receive all of our anticipated grant proceeds. We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

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

Under the option agreement, we have until June 30, 2004 to elect to purchase the site. We have paid $5,000 in earnest money towards the $413,400 purchase price. When considering the 69 acre site, our board of managers considered, among other things, the following:

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

In addition, there are two primary natural gas pipelines (26” and 30”) running through the site that connect to a Louisiana-sourced natural gas supply. There is also a CSX rail line adjacent to the site that connects to the CSX main line rail system for the area. We believe that the existing natural gas and rail infrastructure provides our project with competitive strengths in energy and transportation costs vis-a-vis our competitors.

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

We are currently in discussions with several contractors to design and build our ethanol plant. Based on our discussions, we expect that we will be responsible for certain site preparations, including, among other things, drilling water wells and installing rail switches and up to 3,500 feet of rail track connecting the ethanol plant to the CSX main line rail system. We will also be responsible for, among other things, running electrical lines to the site and obtaining access to an adequate supply of natural gas.

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

We may also pay other expenses or costs related to project development. If we do not have sufficient cash on hand or if we decide to complete the purchase of our site and begin certain site work prior to our closing on 10% of each investor’s subscription, it may be necessary for us to secure interim bridge financing from one or more unaffiliated lenders or from our selected design-build contractor. We currently have no commitment for this financing.

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

We had been awarded a grant for up to $2,820,000 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ended September 30, 2003. The unused funds from that grant have been authorized for carry over, together with an additional grant of up to $2,889,000, which will be available to us through September 30, 2005.  These are matching funds, which means that the Department of Energy will match each dollar that we spend on qualified expenditures related to the ethanol plant project, up to the maximum amount awarded. Under the terms of the combined grant, a portion of the funds is available for pre-construction expenditures, including, among other things, personnel, travel, engineering and financing costs. The remainder of the funds is available for construction-related expenditures and equipment. We expect that the Department of Energy will reimburse us for qualified expenditures as they are incurred. As of February 29, 2004, we had received reimbursements in accordance with the combined grant of $255,788, and are eligible to receive up to an additional $5,453,212.

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

5.               Includes officers’ salary and compensation and managers’ per diem fees of $192,349 as of February 29, 2004, plus estimated salary and compensation and managers’ per diem fees from March 1, 2004 to start up of the ethanol plant of approximately $94,751.

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

We expect to spend the majority of our funds, approximately $50,916,000, on site acquisition, site preparation and development, design, engineering and construction of the ethanol plant, infrastructure, equipment and construction-related insurance and performance bond. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Based on our discussions with contractors to design and build our ethanol plant, we expect that we will be responsible for certain site preparation and infrastructure costs, and that our design-builder will be responsible for the process design and engineering, construction, equipment purchases and installation. We expect to be required to make monthly progress payments based on the work completed and invoiced to us by the design-builder. We estimate that managers’ and officers’ insurance, general commercial liability insurance, and workers’ compensation insurance for our business will be approximately $25,000. We estimate that we will need to spend approximately $330,000 for corn hedging activities and approximately $725,000 on preproduction costs, such as administrative and other expenses. We anticipate having working capital of approximately $4,835,000 at plant start-up, consisting of approximately $2,750,000 of spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory, and $2,085,000 of cash or available revolving lines of credit.

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

Liquidity and Capital Resources

As of February 29, 2004, we had cash and cash equivalents of $63,497 and total assets of $580,264. Our total assets include $395,840 of deferred offering costs relating to the Offering. At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed. As of February 29, 2004, we have raised a net total of $947,060 in seed capital and received $255,788 in grant proceeds, which we have used to fund our organization and operation. As of February 29, 2004, we had current liabilities of $55,401, which consist primarily of our accounts payable. Since our inception through February 29, 2004, we have an accumulated deficit of $422,197. Total members’ equity as of February 29, 2004 was $524,863. Since our inception, we have generated no revenue from operations.

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

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, and we do not expect not make any payment on the loan until we construct the ethanol plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

If we decide to complete the purchase of our site and begin certain site work prior to our closing on at least the minimum amount offered, it may be necessary for us to secure interim bridge financing from one or more unaffiliated lenders or from our selected design-build contractor.

Item 3.                                   Controls and Procedures.

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

PART II.                                                OTHER INFORMATION

Item 1.                    Legal Proceedings.

None.

Item 2.                    Changes in Securities.

(a)                                  None.

(b)                                 None.

(c)                                  None.

(d)                                 The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-100672), as amended (the “Registration Statement”), effective on February 27, 2003.  We commenced our initial public offering of our units on February 28, 2003.  We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective, and ceased our selling efforts pending effectiveness of the subsequently amended Registration Statement.  The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003, and we thereupon resumed our selling efforts.  We have not closed the Offering, although we have suspended our selling efforts pending the filing and effectiveness of an additional amendment to the Registration Statement.  Our officers and managers are offering and selling the units on a best efforts basis without the assistance of an underwriter.  We do not pay our officers or managers any compensation for services based on the offer or sale of the units.  We also may hire one or more broker-dealers to serve as underwriter and offer and sell the units on a best efforts basis.

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit.  We intend to close the Offering on June 30, 2004. As of March 31, 2004, we have received subscriptions for approximately 4,667,000 units ($4,667,000)).  We have deposited all subscription payments from the Offering in an escrow account.  We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed.  We will not break escrow and complete the sale of any of the units subscribed until we raise at least the minimum amount offered.  If we do not raise the minimum amount offered by the close of the Offering, we will promptly return all subscription payments, together with any related interest earned after September 30, 2003. If we receive and accept subscriptions for the minimum amount offered by the close of the Offering, 10% of each investor’s total subscription price may be released to us from escrow. We will not break escrow and complete the sale of the remaining 90% of each investor’s subscription until we satisfy the following conditions:

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

From February 27, 2003 (the original effective date of the Registration Statement) to February 29, 2004 we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters.  Other (and total) expenses incurred from February 27, 2003 through February 29, 2004 for our account in connection with the issuance and distribution of the units were $222,966.  None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates.  From February 27, 2003 to August 31, 2003, we did not receive or use any net offering proceeds.

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

IROQUOIS BIO-ENERGY COMPANY, LLC

Date:	April 13, 2004	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President
(Principal Executive Officer)

Date:	April 13, 2004	/s/ Kenneth L. Torbet
Kenneth L. Torbet
Treasurer
(Principal Financial and Accounting Officer)