Form 10QSB
period 2004-05-31
IROQUOIS BIO ENERGY CO LLC
filed 2004-07-15
CIK 1177668

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2004

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

(219) 866-5990

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes       ☐  No

State the number of shares outstanding for each of the issuer’s classes of common equity as of the latest practicable date:  As of July 13, 2004, there were 1,875,000 units outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes       ☒  No

i

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Condensed Balance Sheet

May 31, 2004
Unaudited

ASSETS

Current Assets
Cash and cash equivalents	$81,500
Grants receivable	49,263
Prepaid expenses	7,820
Total current assets	138,583

Equipment
Office equipment	7,973
Accumulated depreciation	(2,541)
Net equipment	5,432

Other Assets
Deferred offering costs	407,504
Land option	5,000
Total other assets	412,504

Total Assets	$556,519

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities
Accounts payable	$91,718
Payroll taxes payable	2,968
Other accrued liabilities	4,385
Total current liabilities	99,071

Commitments and Contingencies

Members’ Equity
Member contributions, net of costs related to capital contributions, 1,875,000 units outstanding	947,060
Deficit accumulated during development stage	(489,612)
Total members’ equity	457,448

Total Liabilities and Members’ Equity	$556,519

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Condensed Combined Statements Of Operations

	Quarter Ended May 31, 2004	Quarter Ended May 31, 2003	Date of Inception to May 31, 2004
	Unaudited	Unaudited	Unaudited

Revenues	$—	$—	$—

Operating Expenses
Professional and consulting fees	37,287	45,179	387,046
Project coordination and development	28,304	35,920	264,103
General and administrative	16,705	78,907	248,296
Total operating expenses	82,296	160,006	899,445

Operating Loss	(82,296)	(160,006)	(899,445)

Other Income
Grant income	14,741	46,182	372,031
Miscellaneous income	—	—	24,265
Interest income	140	1,587	13,537
Total other income	14,881	47,769	409,833

Net Loss	$(67,415)	$(112,237)	$(489,612)

Net Loss Per Unit (1,875,000, 1,875,000 and 475,340 weighted average units outstanding, respectively)	$(0.04)	$(0.06)	$(1.03)

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Condensed Combined Statements Of Operations

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003
	Unaudited	Unaudited

Revenues	$—	$—

Operating Expenses
Professional and consulting fees	80,120	53,721
Project coordination and development	53,864	95,904
General and administrative	30,898	97,212
Total operating expenses	164,882	246,837

Operating Loss	(164,882)	(246,837)

Other Income
Grant income	56,765	67,263
Interest income	451	3,597
Total other income	57,216	70,860

Net Loss	$(107,666)	$(175,977)

Net Loss Per Unit (1,875,000 weighted average units outstanding for both periods)	$(0.06)	$(0.09)

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Condensed Combined Statements Of Cash Flows

	Six Months Ended May 31, 2004	Six Months Ended May 31, 2003	Date of Inception to May 31, 2004
	Unaudited	Unaudited	Unaudited
Cash Flows from Operating Activities
Net loss	$(107,666)	$(175,977)	$(489,612)
Adjustments to reconcile net loss to net cash used in operations
Depreciation	798	629	2,541
Grant income	(56,765)	(67,263)	(372,031)
Change in assets and liabilities
Prepaid expenses	(6,811)	(5,994)	(7,820)
Accounts payable	32,407	(12,071)	60,505
Accrued expenses	2,205	1,326	7,353
Net cash used in operating activities	(135,832)	(259,350)	(799,064)

Cash Flows from Investing Activities
Purchase of office equipment	—	(3,233)	(7,973)
Payment of land earnest money	—	—	(50,000)
Refund of land earnest money	—	50,000	50,000
Purchase of land option	—	(5,000)	(5,000)
Net cash provided by (used in) investing activities	—	41,767	(12,973)

Cash Flows from Financing Activities
Proceeds from grants	66,981	39,956	322,768
Contributed capital	—	—	965,050
Redemption of capital	—	—	(7,000)
Payments for deferred offering costs	(12,496)	(157,089)	(376,291)
Cost of raising capital	—	—	(10,990)
Net cash provided by (used in) financing activities	54,485	(117,133)	893,537

Net Increase (Decrease) in Cash and Cash Equivalents	(81,347)	(334,716)	81,500

Cash and Cash Equivalents — Beginning of Period	162,847	587,139	—

Cash and Cash Equivalents — End of Period	$81,500	$252,423	$81,500

Supplemental Disclosure of Noncash Investing Activities and Financing Activities
Deferred offering costs in accounts payable	$31,213	$63,940	$31,213

Notes to Condensed Financial Statements are an integral part of this Statement.

IROQUOIS BIO-ENERGY COMPANY, LLC

(A Development Stage Company)

Notes to Condensed Financial Statements

May 31, 2004

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

Deferred Offering Costs

The Company defers the cost incurred to raise equity financing until that financing occurs.  At such time that the issuance of new equity occurs, these costs will be netted against the proceeds received; or if the financing does not occur, they will be expensed.  At May 31, 2004, the Company had $407,504 of costs deferred related to the registered offering discussed in Note 2.

Stock-based Employee Compensation

As of May 31, 2004, the Company has issued 275,000 options to purchase units at one dollar per unit.  The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  Thus, proforma net loss is the same as net loss, as reported.

Reclassification

Certain amounts in the Statement of Operations for the six month period ended May 31, 2003 have been reclassified to conform to 2004 classifications.  These reclassifications had no effect on net loss as previously reported.

2.  MEMBERS’ EQUITY

The Company’s Registration Statement on Form SB-2 (“Registration Statement”) was originally declared effective by the Securities and Exchange Commission (“SEC”) on February 27, 2003.  The Company’s first Post-Effective Amendment to the Registration Statement was declared effective on September 23, 2003.

In May 2004, the Board of Managers authorized the issuance of 25,000 options to purchase units at one dollar per unit to each of the ten current Board Members and to its general manager for a total of 275,000 options.  The options will become exercisable at plant startup and have a term of three years.

On June 29, 2004, the Company filed its second Post-Effective Amendment to the Registration Statement. Incorporated in the amendment, the Company has revised its estimate of total costs of the project from approximately $60 million to approximately $66 million.  The Company anticipates funding the development of the ethanol plant by using approximately $0.9 million of seed capital currently raised, raising equity of at least $20 million, securing debt financing of up to approximately $39 million, and utilizing up to approximately $5.7 million in matching grants from the United States Department of Energy.  In addition, the Company no longer intends to use a broker to sell up to 16 – 21 million units.

As of May 31, 2004, the Company has received subscriptions for the sale of 4,667,000 units and has escrowed $4,068,000 and obtained $599,000 in promissory notes relating to the subscription.

The Company has amended its operating agreement to allow a member to hold an unlimited number of units.  In addition, the amended operating agreement allows a member with at least 10% of all outstanding units to appoint one or more managers to the Company’s Board of Managers.  And, with some exceptions, the amended operating agreement requires the Company to make a minimum cash distribution annually to each member equal to 40% of the Company’s taxable income allocated to the member.

3.  GRANTS

The Company recognizes grant income as other income for reimbursement of expenses incurred upon complying with the conditions of the grant.  For reimbursements of capital expenditures, the grants are recognized as a reduction of the basis of the depreciable asset upon complying with the conditions of the grant.

The Company was awarded an approximately $2.8 million matching grant for preconstruction activities for fiscal year 2002 by letter on September 27, 2002 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ended September 30, 2003 and accepted the terms and conditions of the grant by receipting letter on October 3, 2002.  The Department of Energy has extended the original grant and combined it with an additional matching grant of $2,889,000 for construction costs.  The grant period will end September 30, 2005. From inception to May 31, 2004, the Company recognized $372,031 of this combined grant as income.

4.  RELATED PARTY TRANSACTIONS

Effective May 1, 2002, the Company began compensating the treasurer and secretary who are also members of the Board of Managers and members, at the rate of $15 per hour for their time spent on Company business.  Additionally, Board members will receive $50 per meeting with a maximum of $100 per month for Board meetings attended.  For the three month period ended May 31, 2004, the Company incurred costs of approximately $2,650 to the board members for attending board meetings.  For the period from inception to May 31, 2004, the Company has incurred costs to board members totaling $17,850 of which $2,650 is in accounts payable.

5.  COMMITMENTS AND CONTINGENCIES AND SUBSEQUENT EVENTS

The employment agreement between the Company and its project manager automatically renewed on June 1, 2004 and will continue for a two year term unless either party gives a thirty day written notice of termination.

On March 31, 2003, the Company entered into a contract with a member, who is a manager, and his family to purchase approximately 68.9 acres of land for approximately $413,400.  The Company deposited $5,000 of earnest money with an unrelated party.  The parties have signed a third amendment to the option to purchase real estate extending the date to October 30, 2004, at which time the offer will expire. This amendment also includes the agreement that in the event adjacent land immediately surrounding the 68.9 acres is purchased by the Company in excess of this purchase price within two years of the date of execution of this amendment, the purchase price herein shall be modified to match the sales price per acre of the adjoining property. In the event the Company fails to close on the property the seller may retain one half of the deposit, $2,500.

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described under the “Risk Factors” heading in our Registration Statement on Form SB-2, as amended (SEC Registration No. 333-100672) (the “Registration Statement), under the heading “Warning Regarding Forward-Looking Statements” in our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003 (the “Annual Report”), and those appearing elsewhere in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits, completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

On February 27, 2003, the Registration Statement became effective for the initial public offering of our units (the “Offering”). Each unit represents a pro rata ownership interest in our assets, profits, losses and distribution. We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective. The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003. We filed an additional amendment to the Registration Statement on June 29, 2004 to reflect certain additional changes from and additions to the Registration Statement. We have suspended our selling efforts pending the effectiveness of this additional amendment.

Depending on the results of the Offering, we expect that the project will cost approximately $65,510,000 to $65,685,000. We have raised approximately $947,000 in seed capital, and plan to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering and secure the balance through federal, state and local grants and debt financing. As of March 31, 2004, we had received subscriptions for approximately 4,667,000 units ($4,667,000). We will require a significant amount of debt financing to complete our project. The amount of debt financing that we need depends in part on the amount of equity we raise in the Offering and whether we receive all of our anticipated grant proceeds. We have contacted and have had limited discussions with prospective lenders, but have no agreement with any lender for the debt financing that we need. If we do not secure the debt financing that we need, we will not be able to construct our proposed ethanol plant and may have to abandon our business.

We expect that it will take approximately 14 months from the date we close on our debt financing to construct the ethanol plant and commence start-up operations. We do not intend to hire a sales staff to market our ethanol and distillers grains. We intend to hire staff only to operate our ethanol plant and manage our business. We have entered into discussions with prospective third party distributors for our distillers grains, but have not contracted with any distributor. We expect to enter into an agreement with Noble Americas Corp. to be the exclusive marketer of our ethanol. Under the agreement, we expect that Noble Americas would have exclusive rights to market all of the ethanol we produce at our proposed ethanol plant and would agrees to effect the sale of our ethanol at available market prices. Noble Americas would, among other things, market our ethanol, handle freight and shipping arrangements, review customer creditworthiness and provide us certain administrative services, such as transaction processing and inventory management.

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

We have paid $5,000 in earnest money towards the $413,400 purchase price on the 69 acre site. When considering this site, our board of managers considered, among other things, the following:

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

We entered into an extension to the site option agreement at the end of June 2004, which extension gives us until October 30, 2004 to elect to purchase the site.  As consideration for the site owners agreeing to this extension, we have also agreed that in the event we purchase adjacent land at a higher per acre price within two years of the date of execution of the extension, the $413,400 purchase price shall be modified to match the per acre price of the adjoining property.

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

We may also pay other expenses or costs related to project development. We expect to obtain up to $250,000 in interim bridge financing from our managers and others to help fund a portion of these costs and expenditures on an interim basis prior to our receiving any proceeds from escrow. If we do not have sufficient cash on hand or if we decide to complete the purchase of our site and begin certain site work prior to our closing on 10% of each investor’s subscription, it may be necessary for us to obtain additional interim financing, although we do not intend to do so and we currently have no commitment for any additional financing.

Plan of Operation to Start-up of the Ethanol Plant

If we raise the minimum amount offered in the Offering and close on the debt financing that we need, we plan to spend the following 14 months designing, developing and constructing the ethanol plant. We expect to have sufficient funds to cover our costs through start-up operations, including approximately $5,750,000 in working capital (cash, inventory and spare parts) at plant start-up and $330,000 for corn hedging activities prior to plant start-up. We anticipate using our cash to cover, among other things, development costs, such as installation of utilities, construction, equipment acquisition, and other expenses. We expect to also use our cash to cover our operating and administrative costs, such as personnel, general and administrative expenses, and legal and accounting fees.

We were awarded a grant for up to $2,820,000 from the United States Department of Energy for the federal government’s fiscal year beginning 2002, which ended September 30, 2003. The unused funds from that grant have been authorized for carry over, together with an additional grant of up to $2,889,000, for a total combined grant of up to $5,709,000 which will be available to us through September 30, 2005. These are matching funds, which means that the Department of Energy will match each dollar that we spend on qualified expenditures related to the ethanol plant project, up to the maximum amount awarded. Under the terms of the combined grant, a portion of the funds is available for pre-construction expenditures, including, among other things, personnel, travel, engineering and financing costs. The remaining funds are available for construction-related expenditures and equipment. As of May 31, 2004, we had received reimbursements of $322,768 in accordance with the combined grant, and are eligible to receive up to an additional $5,386,232. We expect that the Department of Energy will continue to reimburse us for qualified expenditures as they are incurred.

We expect to obtain up to $250,000 in interim bridge financing from our managers and others to bridge the timing differences between our receipt of estimated sources of funds and our expenditure of estimated uses of funds. Obtaining the bridge financing does not represent an additional source of funds for the project because it will be repaid from the net proceeds of the Offering when we complete the sale of the minimum offering amount. Similarly, the use of the bridge financing does not increase the total estimated uses of funds because the expenses we plan to pay with the bridge financing are already included in the estimated uses of funds shown on the schedule below. Because the use of bridge financing does not increase the total estimated uses of funds for the project and will ultimately be funded by the offering proceeds, the receipt and repayment of the bridge financing are not specifically shown on the schedule below.

The following is an estimate of our sources and uses of funds until the ethanol plant is built and we begin operations. The following schedule assumes that we receive the entire $5,709,000 from the Department of Energy. The amounts set forth below are only estimates and actual sources and uses of funds could be much higher due to a variety of factors, including those described in the Registration Statement, the Annual Report and elsewhere in this report.

Sources of Funds:

	Minimum	Maximum
Equity	$20,000,000	$25,000,000
Seed Capital(1)	947,000	947,000
Debt Financing	39,029,000	33,854,000
U.S. Department of Energy Grant	5,709,000	5,709,000
Total Sources of Funds	$65,685,000	$65,510,000

Uses of Funds:

	Minimum	Maximum
Plant Construction and Site Infrastructure and Development(2)	$53,700,000	$53,700,000
Construction Contingency	750,000	750,000
Site Acquisition	413,000	413,000
Utilities Access	957,000	957,000
Construction Performance Bond	720,000	720,000
Construction Insurance Cost	100,000	100,000
Organizational Costs	100,000	100,000
Financial Consulting Fees	60,000	60,000
Permits	150,000	150,000
Offering Expenses	455,000	455,000
Capitalized Interest(3)	800,000	700,000
Financing Costs:
Lender Fee	555,000	480,000
Legal Fees	45,000	45,000
Commitment Fees	25,000	25,000
Miscellaneous Expenses	25,000	25,000
Start Up Costs:
Preproduction Period Costs(4)	725,000	725,000
Insurance Costs	25,000	25,000
Inventory—Corn	1,400,000	1,400,000
Inventory—Hedged Corn	330,000	330,000
Inventory—Chemicals, Yeast, Denaturant	350,000	350,000
Inventory—Ethanol	1,250,000	1,250,000
Inventory—Distillers Grains	250,000	250,000
Spare Parts	500,000	500,000
Other Working Capital(5)	2,000,000	2,000,000
Total Uses of Funds	$65,685,000	$65,510,000

(1)   Includes approximately $160,000 of membership fees and approximately $798,000 of seed capital previously raised, less the cost of raising capital of approximately $11,000.

(2)   Increased from previous estimate of approximately $48.0 million due primarily to increased materials costs.

(3)   Net of interest income earned on offering proceeds.

(4)   Includes officers’ salary and compensation and managers’ per diem fees of $222,093 as of May 31, 2004, plus estimated salary and compensation and managers’ per diem fees from June 1, 2004 to start up of the ethanol plant of approximately $65,007.

(5)   Includes up to $300,000 that we may pay to an unaffiliated third party in connection with the termination of an existing ethanol marketing agreement to which we are a party.

We estimate that expenses relating to the Offering will total approximately $455,000. We estimate that our financing cost for our debt financing will total approximately $650,000 if the minimum number of units offered is sold, and approximately $575,000 if the maximum is sold. Financing costs includes lender commitment fees, as well as out-of-pocket expenses such as title insurance, legal fees, appraisal costs and filing fees. Because we intend to capitalize all of our interest expenses and not make any payments on our debt financing until we begin start-up operations, we estimate that by the time we begin start-up operations, capitalized interest, net of interest income earned on offering proceeds, will total approximately $800,000 if the minimum number of units offered is sold and $700,000 if the maximum is sold. We also expect to spend approximately $150,000 to procure necessary permits and approximately $60,000 for financial consulting services. We have spent approximately $100,000 to organize our limited liability company, including legal, accounting and related expenses.

We expect to spend the majority of our funds, approximately $56,640,000, on site acquisition, site preparation and development, design, engineering and construction of the ethanol plant, infrastructure, equipment and construction-related insurance and performance bond. These costs include leveling and grading the site, general site work to prepare for construction of the ethanol plant, preparing and pouring foundations, and material and labor to construct the plant and ancillary facilities. We will also be purchasing and installing ethanol production equipment, such as pumps, grinders, processing equipment, storage tanks and conveyors. Based on our discussions with contractors to design and build our ethanol plant, we expect that we will be responsible for certain site preparation and infrastructure costs, and that our design-builder will be responsible for the process design and engineering, construction, equipment purchases and installation. We expect to be required to make monthly progress payments based on the work completed and invoiced to us by the design-builder. We estimate that managers’ and officers’ insurance, general commercial liability insurance, and workers’ compensation insurance for our business will be approximately $25,000. We estimate that we will need to spend approximately $330,000 for corn hedging activities and approximately $725,000 on preproduction costs, such as administrative and other expenses. We anticipate having working capital of approximately $5,750,000 at plant start-up, consisting of approximately $3,750,000 of spare parts and corn, chemicals, yeast, denaturant, ethanol and distillers grains inventory, and $2,000,000 of cash or available revolving lines of credit.

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

Liquidity and Capital Resources

As of May 31, 2004, we had cash and cash equivalents of $81,500 and total assets of $556,519. Our total assets include $407,504 of deferred offering costs relating to the Offering. At the time we issue units in the Offering, these costs will be netted against the proceeds received, or if we do not complete the sale of any units in the Offering, they will be expensed. As of May 31, 2004, we have raised a net total of $947,060 in seed capital and received $322,768 in grant proceeds, which we have used to fund our organization and operation. As of May 31, 2004, we had current liabilities of $99,071, which consist primarily of our accounts payable. Since our inception through May 31, 2004, we have an accumulated deficit of $489,612. Total members’ equity as of May 31, 2004 was $457,448. Since our inception, we have generated no revenue from operations. We expect to obtain up to $250,000 in interim bridge financing from our managers and others to help fund a portion of our estimated costs and expenditures on an interim basis prior to our receiving any proceeds from escrow in connection with the Offering. We expect to issue warrants to purchase up to 250,000 units in connection with this interim financing. If we do not have sufficient cash on hand or if we decide to complete the purchase of our site and begin certain site work prior to our closing on 10% of each investor’s subscription, it may be necessary for us to obtain additional interim financing, although we do not intend to do so and we currently have no commitment for any additional financing.

We are seeking to raise a minimum of $20,000,000 and a maximum of $25,000,000 in the Offering. Depending on the results of the Offering, we believe that the project will cost approximately $65,510,000 to $65,685,000. We plan to finance the project with seed capital, proceeds from the Offering, grant proceeds and debt financing. The amount of debt financing that we need depends in part on the results of the Offering and whether we receive all of our anticipated grant proceeds. If we receive $5,709,000 in grant proceeds, we anticipate that we will need approximately $39,029,000 in debt financing if we raise the minimum amount offered in the Offering, and approximately $33,854,000 if we raise the maximum amount offered. We have commenced discussions with prospective lenders for the debt financing that we need, but have no commitments for the debt financing. Completion of the proposed ethanol plant depends, in part, on our ability to close on our debt financing and satisfy all other conditions to breaking escrow and close on at least the minimum amount offered.

We expect that our debt financing will be in the form of a construction loan that will convert to a permanent loan when we begin operations. We also expect that the loan will be secured by all of our real property and substantially all of our other assets, including receivables and inventories. In addition to repaying the principal, we plan to pay interest on the loan at market rate for loans to start-up ethanol projects, plus annual fees for maintenance and observation of the loan by the lender. We intend to capitalize all of our interest until we commence start-up operation, and do not expect to make any payment on the loan until we construct the ethanol plant and begin producing ethanol. If the project suffers delays, we may not be able to timely repay the loan. If interest rates increase, we will have higher interest payments, which could adversely affect our business.

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

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings.

None.

Item 2.       Changes in Securities.

(a)           We have amended various provisions of our Operating Agreement, with the following general effects:

•      A member may hold an unlimited number of our units.

•      A member holding at least 10% of all outstanding units will have the right to appoint one or more managers to our board of managers, and will not participate in the election of the remaining (non-appointed) managers.

•      With some exceptions, we are required to make a minimum cash distribution to each member equal to 40% of our taxable income allocated to the member for each fiscal year as soon as practicable following the end of the fiscal year.

•      The affirmative vote of a two-thirds majority of the members and/or the managers is required to approve certain significant governance items.

(b)           None.

(c)           In May 2004, in connection with their rendering of services to us, we granted to each of our managers and executive officers an option for the purchase of 25,000 units, for a total of 275,000 units subject to options, at an exercise price of $1.00 per unit. Each of these grants is deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

(d)           The Securities and Exchange Commission originally declared our Registration Statement on Form SB-2 (SEC Registration No. 333-100672), as amended (the “Registration Statement”), effective on February 27, 2003. We commenced our initial public offering of our units on February 28, 2003. We subsequently amended the Registration Statement to reflect certain changes from and additions to the Registration Statement as it was originally declared effective. The Securities and Exchange Commission declared the subsequently amended Registration Statement effective on September 23, 2003. We filed an additional amendment to the Registration Statement on June 29, 2004 to reflect certain additional changes from and additions to the Registration Statement. Our officers and managers are offering and selling the units on a best efforts basis without the assistance of an underwriter. We do not pay our officers or managers any compensation for services based on the offer or sale of the units.

We registered a total of 25,000,000 units with an aggregate gross offering price of $25,000,000, or $1.00 per unit. As of March 31, 2004, we had received subscriptions for approximately 4,667,000 units ($4,667,000)). We have deposited all subscription payments from the Offering in an escrow account. We have not yet met the conditions to breaking escrow and therefore have not completed the sale of any of the units subscribed. We will not break escrow and complete the sale of any of the units subscribed until we receive and accept subscriptions for at least the $20,000,000 minimum offering amount. We have not closed the Offering, although we have suspended our selling efforts pending the effectiveness of the additional amendment to the Registration Statement.

From February 27, 2003 (the original effective date of the Registration Statement) to May 31, 2004 we incurred no expenses for our account in connection with the issuance and distribution of the units registered for underwriting discounts and commissions, finders’ fees, or expenses paid to or for underwriters. Other (and total) expenses incurred from February 27, 2003 to May 31, 2004 for our account in connection with the issuance and distribution of the units were $234,630. None of these payments were direct or indirect payments to our managers, officers or their associates, persons owning 10% or more of any class of our equity securities or our affiliates. From February 27, 2003 to May 31, 2004, we did not receive or use any net offering proceeds.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

Item 5.       Other Information.

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)        The following exhibits are included herein:

10.1         Second Amendment to Site Option Agreement with Wuethrich Pork N’ Grain, Inc. (incorporated herein by reference to Exhibit 10.2.2 to Post-Effective Amendment No. 2

to the Company’s Registration Statement on Form SB-2 filed on June 29, 2004 (SEC Registration No. 333-100672))

10.2         Third Amendment to Site Option Agreement with Wuethrich Pork N’ Grain, Inc.

31            Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32            Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

(b)        Reports on Form 8-K:

In the quarter ended May 31, 2004, the Company filed a Form 8-K dated April 6, 2004 reporting under Item 5 (“Other Events”).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IROQUOIS BIO-ENERGY COMPANY, LLC

Date:	July 15, 2004	/s/ Michael J. Aylesworth
Michael J. Aylesworth
President
(Principal Executive Officer)

Date:	July 15, 2004	/s/ Kenneth L. Torbet
Kenneth L. Torbet
Treasurer
(Principal Financial and Accounting Officer)